Form 10-Q
period 1995-03-31
PARKER & PARSLEY 86-A LTD
filed 1995-05-10
CIK 789789

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _________ to _________

                   Commission File No. 33-3353A

                    PARKER & PARSLEY 86-A, LTD.
      (Exact name of Registrant as specified in its charter)

            Texas                              75-2124884
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101
             Midland, Texas                         79701
(Address of principal executive offices)          (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                            Not applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 13 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 86-A, LTD.
                     (A Texas Limited Partnership)
                     PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                            BALANCE SHEETS
                                          March 31,     December 31,
                                            1995           1994
                                         -----------    -----------
                                         (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $17,717 at March 31 and $24,892 at
  December 31                            $    18,495    $    25,005
 Accounts receivable - oil and gas sales      98,568         95,300
                                          ----------     ----------
     Total current assets                    117,063        120,305

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                    8,006,979      7,992,878
  Accumulated depletion                   (5,408,792)    (5,321,457)
                                          ----------     ----------
     Net oil and gas properties            2,598,187      2,671,421
                                          ----------     ----------
                                         $ 2,715,250    $ 2,791,726
                                          ==========     ==========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $    64,564    $    48,563
Partners' capital:
 Limited partners (10,131 interests)       2,625,485      2,717,034
 Managing general partner                     25,201         26,129
                                          ----------     ----------
                                           2,650,686      2,743,163
                                          ----------     ----------
                                         $ 2,715,250    $ 2,791,726
                                          ==========     ==========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 86-A, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                             Three months ended
                                                  March 31,
                                             1995          1994
                                          ----------    ----------
Revenues:
 Oil and gas sales                        $  208,220    $  185,220
 Interest income                                 779           197
 Salvage income from abandoned property           -            223
                                           ---------     ---------
     Total revenues                          208,999       185,640

Costs and expenses:
 Production costs                            131,054       108,731
 General and administrative expenses           6,247         5,557
 Depletion                                    87,335       102,485
                                           ---------     ---------
     Total costs and expenses                224,636       216,773
                                           ---------     ---------
Net loss                                  $  (15,637)   $  (31,133)
                                           =========     =========

Allocation of net loss:
 Managing general partner                 $     (157)   $     (311)
                                           =========     =========

 Limited partners                         $  (15,480)   $  (30,822)
                                           =========     =========
Net loss per limited partnership
 interest                                 $    (1.53)   $    (3.04)
                                           =========     =========
Distributions per limited partnership
 interest                                 $     7.51    $     6.07
                                           =========     =========


    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                    PARKER & PARSLEY 86-A, LTD.
                   (A Texas Limited Partnership)

                  STATEMENTS OF PARTNERS' CAPITAL
                            (Unaudited)



                               Managing
                               general      Limited
                               partner      partners        Total
                             -----------   -----------   -----------


Balance at January 1, 1994   $    29,203   $ 3,021,366   $ 3,050,569

Distributions                       (621)      (61,479)      (62,100)

Net loss                            (311)      (30,822)      (31,133)
                              ----------    ----------    ----------

Balance at March 31, 1994    $    28,271   $ 2,929,065   $ 2,957,336
                              ==========    ==========    ==========


Balance at January 1, 1995   $    26,129   $ 2,717,034   $ 2,743,163

Distributions                       (771)      (76,069)      (76,840)

Net loss                            (157)      (15,480)      (15,637)
                              ----------    ----------    ----------

Balance at March 31, 1995    $    25,201   $ 2,625,485   $ 2,650,686
                              ==========    ==========    ==========







    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 86-A, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Cash flows from operating activities:
 Net loss                                  $  (15,637)   $  (31,133)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depletion                                   87,335       102,485
   Salvage income from abandoned property          -           (223)
 Changes in assets and liabilities:
   Increase in accounts receivable             (3,268)       (4,934)
   Increase (decrease) in accounts payable     16,536        (7,377)
                                            ---------     ---------
     Net cash provided by operating
      activities                               84,966        58,818

Cash flows from investing activities:
 (Additions) disposals to oil and gas
  properties                                  (14,636)          868
 Proceeds from equipment salvage on
  abandoned property                               -            223
                                            ---------     ---------
     Net cash provided by (used in)
      investing activities                    (14,636)        1,091

Cash flows from financing activities:
 Cash distributions to partners               (76,840)      (62,100)
                                            ---------     ---------
Net decrease in cash and cash equivalents      (6,510)       (2,191)
Cash and cash equivalents at beginning
 of period                                     25,005        45,214
                                            ---------     ---------
Cash and cash equivalents at end of period $   18,495    $   43,023
                                            =========     =========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 86-A, LTD.
                     (A Texas Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                            March 31, 1995
                              (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 86-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed July 23, 1986. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Program and Registrant affairs. The limited partners contributed $10,131,000 representing 10,131 interests ($1,000 per interest) sold to a total of 952 limited partners.

Since its formation, the Registrant invested $8,418,523 in various prospects that were drilled in Texas. At March 31, 1995, the Registrant had 30 producing oil and gas wells, one well was abandoned in 1992 and one well was sold during 1990.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $208,220 from $185,220 for the three months ended March 31, 1995 and 1994, respectively, an increase of 12%. The increase in revenues resulted from a 28% increase in the average price received per barrel of oil and a 2% increase in mcf of gas produced and sold, offset by a 7% decrease in barrels of oil produced and sold and a 3% decrease in the average price received per mcf of gas. For the three months ended March 31, 1995, 8,736 barrels of oil were sold compared to 9,404 for the same period in 1994, a decrease of 668 barrels. For the three months ended March 31, 1995, 34,229 mcf of gas were sold compared to 33,436 for the same period in 1994, an increase of 793 mcf. The decrease in oil production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production volumes was attributable to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.75 from $13.40 for the three months ended March 31, 1994 to $17.15 for the same period in 1995 while the average price received per mcf of gas decreased from $1.77 during the three months ended March 31, 1994 to $1.71 in 1995.
The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Costs and Expenses:

Total costs and expenses increased to $224,636 for the three months ended March 31, 1995 as compared to $216,773 for the same period in 1994, an increase of $7,863, or 4%. This increase was due to an increase in production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $131,054 for the three months ended March 31, 1995 and $108,731 for the same period in 1994 resulting in a $22,323 increase, or 21%. This increase was primarily the result of an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 12% from $5,557 for the three months ended March 31, 1994 to $6,247 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $87,335 for the three months ended March 31, 1995 compared to $102,485 for the same period in 1994. This represented a decrease in depletion of $15,150, or 15%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 668 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 9,722 barrels, or 3%.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark

Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court.
Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $84,966 for the three months ended March 31, 1995, a $26,148 increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales and a decline in G&A, offset by an increase in production costs. The increase in oil and gas sales was due to an increase in the average price received per barrel of oil. G&A decreased due to less expense allocated by the managing general partner. The increase in production costs was due to more well repair and maintenance costs incurred in an effort to stimulate well production.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1995 were for repair and maintenance activity on various oil and gas properties.

Proceeds of $223 were received during the three months ended March 31, 1994 from the salvage of equipment from one abandoned property from a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $76,840 of which $76,069 was distributed to the limited partners and $771 to the managing general partner. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $62,100 of which $61,479 was distributed to the limited partners and $621 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 86-A, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PARKER & PARSLEY 86-A, LTD.

                          By: Parker & Parsley Development L.P.,
                               Managing General Partner
                              By: Parker & Parsley Petroleum USA, Inc.
                                  ("PPUSA"), General Partner



Dated:  May 12, 1995      By:  /s/ Steven L. Beal
                             ------------------------------------
                                  Steven L. Beal, Senior Vice
                                   President - Finance and
                                   Chief Financial Officer
                                   of PPUSA