Form 10-Q
period 1995-06-30
PARKER & PARSLEY 86-A LTD
filed 1995-08-09
CIK 789789

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 33-3353A

                     PARKER & PARSLEY 86-A, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-2124884
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
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

                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 86-A, LTD.
                    (A Texas Limited Partnership)

                   PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           BALANCE SHEETS
                                            June 30,     December 31,
                                              1995          1994
                                           -----------   -----------
                                           (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $59,080 at June 30 and $24,892 at
  December 31                              $    59,617   $    25,005
 Accounts receivable - oil and gas sales        91,834        95,300
                                            ----------    ----------
     Total current assets                      151,451       120,305

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                      8,006,799     7,992,878
  Accumulated depletion                     (5,476,783)   (5,321,457)
                                            ----------    ----------
     Net oil and gas properties              2,530,016     2,671,421
                                            ----------    ----------
                                           $ 2,681,467   $ 2,791,726
                                            ==========    ==========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate              $    77,433   $    48,563
Partners' capital:
 Limited partners (10,131 interests)         2,579,299     2,717,034
 Managing general partner                       24,735        26,129
                                            ----------    ----------
                                             2,604,034     2,743,163
                                            ----------    ----------
                                           $ 2,681,467   $ 2,791,726
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

                        PARKER & PARSLEY 86-A, LTD.
                       (A Texas Limited Partnership)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                        Three months ended        Six months ended
                             June 30,                  June 30,
                        1995         1994         1995         1994
                     ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales   $  205,918   $  201,731   $  414,138   $  386,951
 Interest income            839          564        1,618          761
 Salvage income from
  equipment disposal      6,734           -         6,734          223
                      ---------    ---------    ---------    ---------
    Total revenues      213,491      202,295      422,490      387,935
Costs and expenses:
 Production costs       127,873      136,983      258,927      245,714
 General and adminis-
  trative expenses        6,177        6,052       12,424       11,609
 Depletion               67,991       55,852      155,326      158,337
                      ---------    ---------    ---------    ---------
    Total costs and
     expenses           202,041      198,887      426,677      415,660
                      ---------    ---------    ---------    ---------
Net income (loss)    $   11,450   $    3,408   $   (4,187)  $  (27,725)
                      =========    =========    =========    =========
Allocation of net
 income (loss):
  Managing general
   partner           $      115   $       34   $      (42)  $     (277)
                      =========    =========    =========    =========
  Limited partners   $   11,335   $    3,374   $   (4,145)  $  (27,448)
                      =========    =========    =========    =========
Net income (loss) per
 limited partnership
 interest            $     1.12   $      .33   $     (.41)  $    (2.71)
                      =========    =========    =========    =========
Distributions per
 limited partnership
 interest            $     5.68   $     7.67   $    13.19   $    13.74
                      =========    =========    =========    =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 86-A, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                             (Unaudited)




                               Managing
                               general       Limited
                               partner       partners         Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $    29,203   $ 3,021,366   $ 3,050,569

Distributions                     (1,406)     (139,180)     (140,586)

Net loss                            (277)      (27,448)      (27,725)
                              ----------    ----------    ----------
Balance at June 30, 1994     $    27,520   $ 2,854,738   $ 2,882,258
                              ==========    ==========    ==========

Balance at January 1, 1995   $    26,129   $ 2,717,034   $ 2,743,163

Distributions                     (1,352)     (133,590)     (134,942)

Net loss                             (42)       (4,145)       (4,187)
                              ----------    ----------    ----------
Balance at June 30, 1995     $    24,735   $ 2,579,299   $ 2,604,034
                              ==========    ==========    ==========











   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                    PARKER & PARSLEY 86-A, LTD.
                   (A Texas Limited Partnership)

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                                Six months ended
                                                     June 30,
                                               1995          1994
                                            ----------    ----------
Cash flows from operating activities:
 Net loss                                   $   (4,187)   $  (27,725)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depletion                                   155,326       158,337
   Salvage income from equipment disposals      (6,734)         (223)
 Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable                                    3,466       (14,175)
  Increase in accounts payable                  36,886         8,904
                                             ---------     ---------
     Net cash provided by operating
      activities                               184,757       125,118

Cash flows from investing activities:
 Additions to oil and gas properties           (21,937)       (2,832)
 Proceeds from salvage income on
  equipment disposals                            6,734           223
                                             ---------     ---------
     Net cash used in investing
      activities                               (15,203)       (2,609)

Cash flows from financing activities:
 Cash distributions to partners               (134,942)     (140,586)
                                             ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                    34,612       (18,077)
Cash and cash equivalents at beginning
 of period                                      25,005        45,214
                                             ---------     ---------
Cash and cash equivalents at end of period  $   59,617    $   27,137
                                             =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 86-A, LTD.
                      (A Texas Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                              June 30, 1995
                               (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 86-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed July 23, 1986. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1,1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $10,131,000 representing 10,131 interests ($1,000 per interest) sold to a total of 952 limited partners.

Since its formation, the Registrant invested $8,418,343 in various prospects that were drilled in Texas. At June 30, 1995, the Registrant had 30 producing oil and gas wells, one well was abandoned in 1992 and one well was sold during 1990.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $414,138 from $386,951 for the six months ended June 30, 1995 and 1994, respectively, an increase of 7%. The increase in revenues resulted from a 10% increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by an 8% decrease in barrels of oil produced and sold and a decline in the average price received per mcf of gas. For the six months ended June 30, 1995, 16,577 barrels of oil were sold compared to 18,048 for the same period in 1994, a decrease of 1,471 barrels. For the six months ended June 30, 1995, 75,946 mcf of gas were sold compared to 69,288 for the same period in 1994, an increase of 6,658 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production volumes was attributable to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.62 from $14.98 for the six months ended June 30, 1994 to $17.60 for the same period in 1995 while the average price received per mcf of gas decreased from $1.68 during the six months ended June 30, 1994 to $1.61 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Costs and Expenses:

Total costs and expenses increased to $426,677 for the six months ended June 30, 1995 as compared to $415,660 for the same period in 1994, an increase of $11,017, or 3%. This increase was due to an increase in production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $258,927 for the six months ended June 30, 1995 and $245,714 for the same period in 1994 resulting in a $13,213 increase, or 5%. This increase was primarily the result of an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 7% from $11,609 for the six months ended June 30, 1994 to $12,424 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $155,326 for the six months ended June 30, 1995 compared to $158,337 for the same period in 1994. This represented a decrease in depletion of $3,011, or 2%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 1,471 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.32 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
   June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $205,918 from $201,731 for the three months ended June 30, 1995 and 1994, respectively, an increase of 2%. The increase in revenues resulted from a 16% increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by a 9% decrease in barrels of oil produced and sold and a decrease in the average price received per mcf of gas. For the three months ended June 30, 1995, 7,841 barrels of oil were sold compared to 8,644 for the same period in 1994, a decrease of 803 barrels. For the three months ended June 30, 1995, 41,717 mcf of gas were sold compared to 35,852 for the same period in 1994, an increase of 5,865 mcf. The decrease in oil production volumes was due to the decline characteristics of the Registrant's oil and gas properties. The increase in mcf production volumes was due to operational changes on several wells.

The average price received per barrel of oil increased $1.39 from $16.71 for the three months ended June 30, 1994 to $18.10 for the same period in 1995 while the average price received per mcf of gas decreased from $1.60 during the three months ended June 30, 1994 to $1.53 in 1995.

Costs and Expenses:

Total costs and expenses increased to $202,041 for the three months ended June 30, 1995 as compared to $198,887 for the same period in 1994, an increase of $3,154, or 2%. This increase was due to increases in G&A and depletion, offset by a decline in production costs.

Production costs were $127,873 for the three months ended June 30, 1995 and $136,983 for the same period in 1994 resulting in a $9,110 decrease. This decrease was primarily the result of a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 2% from $6,052 for the three months ended June 30, 1994 to $6,177 for the same period in 1995.

Depletion was $67,991 for the three months ended June 30, 1995 compared to $55,852 for the same period in 1994. This represented an increase in depletion of $12,139, or 22%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 803 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.32 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $184,757 during the six months ended June 30, 1995, a $59,639 increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas sales and a decline in production costs. The increase in oil and gas sales was due to an increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by a decline in barrels of oil produced and sold and a decrease in the average price received per mcf of gas. The decline in production costs was due to decreases in well repair and maintenance costs.

Net Cash Used in Investing Activities

The Registrant's principal investing activities for the six months ended June 30, 1995 was for repair and maintenance activity on various oil and gas properties.

The Registrant received proceeds of $6,734 during the six months ended June 30, 1995 from the disposal of oil and gas equipment on an active property.

Proceeds from salvage income of $223 from the sale of equipment on a property abandoned in a prior year was received during the six months ended June 30, 1994.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $134,942 of which $133,590 was distributed to the limited partners and $1,352 to the managing general partner. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $140,586 of which $139,180 was distributed to the limited partners and $1,406 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 86-A, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 8, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA