Form 10-Q
period 1995-09-30
PARKER & PARSLEY 86-A LTD
filed 1995-11-14
CIK 789789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

Item 1.   Financial Statements

                            BALANCE SHEETS

                                            September 30,  December 31,
                                                1995           1994
                                            ------------   ------------
                                             (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $76,415
  at September 30 and $24,892 at
  December 31                              $     76,446   $     25,005
 Accounts receivable - oil and gas sales         70,477         95,300
                                            -----------    -----------
    Total current assets                        146,923        120,305

Oil and gas properties - at cost, based on
 the successful efforts accounting method     8,008,212      7,992,878
  Accumulated depletion                      (5,541,266)    (5,321,457)
                                            -----------    -----------
    Net oil and gas properties                2,466,946      2,671,421
                                            -----------    -----------
                                           $  2,613,869   $  2,791,726
                                            ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate              $     79,980   $     48,563
Partners' capital:
 Limited partners (10,131 interests)          2,509,856      2,717,034
 Managing general partner                        24,033         26,129
                                            -----------    -----------
                                              2,533,889      2,743,163
                                            -----------    -----------
                                           $  2,613,869   $  2,791,726
                                            ===========    ===========

The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 86-A, LTD.
                      (A Texas Limited Partnership)
                        STATEMENTS OF OPERATIONS
                                (Unaudited)

                           Three months ended      Nine months ended
                              September 30,           September 30,
                            1995        1994        1995        1994
                         ----------  ----------  ----------  ----------
Revenues:
 Oil and gas sales       $  173,349  $  204,765  $  587,487  $  591,716
 Interest income              1,282         691       2,900       1,452
 Salvage income from
  equipment disposals            -           -        6,734         223
                          ---------   ---------   ---------   ---------
  Total revenues            174,631     205,456     597,121     593,391

Costs and expenses:
 Production costs           109,012     119,430     367,939     365,144
 General and adminis-
  trative expenses            5,201       6,084      17,625      17,693
 Depletion                   64,483      57,631     219,809     215,968
                          ---------   ---------   ---------   ---------
  Total costs and expenses  178,696     183,145     605,373     598,805
                          ---------   ---------   ---------   ---------
Net income (loss)        $   (4,065) $   22,311  $   (8,252) $   (5,414)
                          =========   =========   =========   =========
Allocation of net income
 (loss):
  Managing general
   partner               $      (41) $      223  $      (83) $      (54)
                          =========   =========   =========   =========
  Limited partners       $   (4,024) $   22,088  $   (8,169) $   (5,360)
                          =========   =========   =========   =========
Net income (loss) per
 limited partnership
 interest                $     (.40) $     2.18  $     (.81) $     (.53)
                          =========   =========   =========   =========
Distributions per limited
 partnership interest    $     6.45  $     8.21  $    19.64  $    21.95
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

                        PARKER & PARSLEY 86-A, LTD.
                       (A Texas Limited Partnership)

                      STATEMENTS OF PARTNERS' CAPITAL
                                (Unaudited)



                                  Managing
                                  general      Limited
                                  partner      partners        Total
                                -----------   -----------   -----------

Balance at January 1, 1994      $    29,203   $ 3,021,366   $ 3,050,569

 Distributions                       (2,248)     (222,408)     (224,656)

 Net loss                               (54)       (5,360)       (5,414)
                                 ----------    ----------    ----------
Balance at September 30, 1994   $    26,901   $ 2,793,598   $ 2,820,499
                                 ==========    ==========    ==========

Balance at January 1, 1995      $    26,129   $ 2,717,034   $ 2,743,163

 Distributions                       (2,013)     (199,009)     (201,022)

 Net loss                               (83)       (8,169)       (8,252)
                                 ----------    ----------    ----------
Balance at September 30, 1995   $    24,033   $ 2,509,856   $ 2,533,889
                                 ==========    ==========    ==========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 86-A, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 Nine months ended
                                                   September 30,
                                                 1995         1994
                                              ----------   ----------
Cash flows from operating activities:
 Net loss                                     $   (8,252)  $   (5,414)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
 Depletion                                       219,809      215,968
 Salvage income from equipment disposals          (6,734)        (223)
 Changes in assets and liabilities:
  Decrease in accounts receivable                 24,823        2,690
  Increase in accounts payable                    31,711       11,441
                                               ---------    ---------
    Net cash provided by operating activities    261,357      224,462

Cash flows from investing activities:
 Additions to oil and gas properties             (15,628)      (5,843)
 Proceeds from salvage income on
  equipment disposals                              6,734          223
                                               ---------    ---------
    Net cash used in investing activities         (8,894)      (5,620)

Cash flows from financing activities:
 Cash distributions to partners                 (201,022)    (224,656)
                                               ---------    ---------
Net increase (decrease) in cash and cash
 equivalents                                      51,441       (5,814)
Cash and cash equivalents at beginning
 of period                                        25,005       45,214
                                               ---------    ---------
Cash and cash equivalents at end of period    $   76,446   $   39,400
                                               =========    =========


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 86-A, LTD.
                      (A Texas Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                            September 30, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 86-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed July 23, 1986. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $10,131,000 representing 10,131 interests ($1,000 per interest) sold to a total of 952 limited partners.

Since its formation, the Registrant invested $8,419,756 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 30 producing oil and gas wells. One well was abandoned in 1992 and one well was sold during 1990.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $587,487 from $591,716 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues resulted from an 11% decrease in barrels of oil produced and sold and a decline in the average price received per mcf of gas, offset by an 8% increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 23,790 barrels of oil were sold compared to 26,777 for the same period in 1994, a decrease of 2,987 barrels. For the nine months ended September 30, 1995, 113,698 mcf of gas were sold compared to 105,317 for the same period in 1994, an increase of 8,381 mcf. The decrease in oil production volumes was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production volumes was attributable to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.49, or 9%, from $15.76 for the nine months ended September 30, 1994 to $17.25 for the same period in 1995 while the average price received per mcf of gas decreased 3% from $1.61 for the nine months ended September 30, 1994 to $1.56 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

Salvage income of $6,734 from equipment disposals for the nine months ended September 30, 1995 was derived from equipment credits received on one fully depleted well. Salvage income of $223 received during the same period ended September 30, 1994 was from the sale of equipment on one well plugged and abandoned in a prior year.

COSTS AND EXPENSES:

Total costs and expenses increased to $605,373 for the nine months ended September 30, 1995 as compared to $598,805 for the same period in 1994, an increase of $6,568. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $367,939 for the nine months ended September 30, 1995 and $365,144 for the same period in 1994 resulting in a $2,795 increase. This increase was primarily the result of an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $17,693 for the nine months ended September 30, 1994 to $17,625 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $219,809 for the nine months ended September 30, 1995 compared to $215,968 for the same period in 1994. This represented an increase in depletion of $3,841, or 2%. Depletion was calculated quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,987 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.32 per barrel. Comparatively, depletion expense for the three months ended September
30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partners' portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $173,349 from $204,765 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 15%. The decrease in revenues resulted from a 17% decrease in barrels of oil produced and sold and decreases in the average prices received per barrel of oil and mcf of gas, offset by a 5% increase in the mcf of gas produced and sold. For the three months ended September 30, 1995, 7,213 barrels of oil were sold compared to 8,729 for the same period in 1994, a decrease of 1,516 barrels. For the three months ended September 30, 1995, 37,752 mcf of gas were sold compared to 36,029 for the same period in 1994, an increase of 1,723 mcf. The decrease in oil production volumes was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production volumes was due to operational changes on several wells.

The average price received per barrel of oil decreased $.95, or 5%, from $17.38 for the three months ended September 30, 1994 to $16.43 for the same period in 1995 while the average price received per mcf of gas decreased from $1.47 for the three months ended September 30, 1994 to $1.45 in 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $178,696 for the three months ended September 30, 1995 as compared to $183,145 for the same period in 1994, a decrease of $4,449, or 2%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $109,012 for the three months ended September 30, 1995 and $119,430 for the same period in 1994 resulting in a $10,418 decrease, or 9%. This decrease was primarily due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 15% from $6,084 for the three months ended September 30, 1994 to $5,201 for the same period in 1995.

Depletion was $64,483 for the three months ended September 30, 1995 compared to $57,631 for the same period in 1994. This represented an increase in depletion of $6,852, or 12%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,516 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.32 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $261,357 during the nine months ended September 30, 1995, a $36,895 increase from the same period ended September 30, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs. The increase in oil and gas sales was due to an increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by a decline in barrels of oil produced and sold and a decrease in the average price received per mcf of gas. The decline in production costs was due to decreases in well repair and maintenance costs.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended September 30, 1995 and 1994, respectively, included $15,628 and $5,843 for expenditures related to repair and maintenance activity on various oil and gas properties.

The Registrant received proceeds of $6,734 during the nine months ended September 30, 1995 from the disposal of oil and gas equipment on an active property. Proceeds of $223 received from salvage income during the same period in 1994 were derived from the sale of equipment on a property abandoned in a prior year.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $201,022 of which $199,009 was distributed to the limited partners and $2,013 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $224,656 of which $222,408 was distributed to the limited partners and $2,248 to the managing general partner.

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


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                PARKER & PARSLEY 86-A, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner

                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated: November 9, 1995    By: /s/ Steven L. Beal
                                ----------------------------------------
                                Steven L. Beal, Senior Vice President
                                 and Chief Financial Officer of PPUSA