Form 10-K
period 1995-12-31
PARKER & PARSLEY 86-A LTD
filed 1996-03-28
CIK 789789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-K

       / x /       Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 (Fee Required)
                    For the fiscal year ended December 31, 1995
                                         or
       /   /     Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (No Fee Required)

                           Commission File No. 33-3353-A

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
     (Address of principal executive offices)                  (Zip code)
        Registrant's Telephone Number, including area code : (915) 683-4768

       Securities  registered  pursuant  to  Section  12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                 Limited partnership interests ($1,000 per unit)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $10,096,000.

As of March 8, 1996, the number of outstanding limited partnership interests was
10,131.   The  following  documents  are  incorporated  by  reference  into  the indicated parts of this Annual Report on Form 10-K: None

                                 Page 1 of 30 pages.
                             -Exhibit index on page 30-

                                     PART I

ITEM 1.     Business

Parker & Parsley 86-A, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas. The managing general partner is Parker & Parsley Development L.P. ("PPDLP"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA"). The managing general partner during the year ended December 31, 1994 was Parker & Parsley Development Company ("PPDC"). PPDC was merged into PPDLP on January 1, 1995. See Item 12 (c).

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering limited partnership interests aggregating $50,000,000 in a series of Texas limited partnerships formed under the Parker & Parsley 86 Development Drilling Program, was declared effective by the Securities and Exchange Commission on April 7, 1986. On July 23, 1986, the offering of limited partnership interests in the Registrant, the first partnership formed under such statement, was closed, with interests aggregating $10,131,000 being sold to 952 subscribers.

The Registrant engages primarily in oil and gas development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Registrant's revenue, income and identifiable assets.

The principal markets during 1995 for the oil produced by the Registrant were refineries and oil transmission companies that have facilities near the Registrant's oil producing properties. The principal markets for the
Registrant's gas were companies that have pipelines located near the Registrant's gas producing properties. Of the Registrant's oil and gas revenues for 1995, approximately 52%, 16%, 15% and 11% were attributable to sales made to Phibro Energy, Inc., Western Gas Resources, Inc., Texaco Trading & Transportation and GPM Gas Corporation, respectively.

Because of the demand for oil and gas, the Registrant does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline located in the areas of the Registrant's gas producing properties. The Registrant believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment. Although the Registrant believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Registrant cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Registrant does not have any employees of its own. PPUSA employs 623 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed. The
Registrant's managing general partner, PPDLP through PPUSA, supplies all management functions.

No material part of the Registrant's business is seasonal and the Registrant conducts no foreign operations.

ITEM 2.     Properties

The  Registrant's   properties  consist  primarily  of  leasehold  interests  in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend area of West Texas were acquired by the Registrant, resulting in the Registrant's participation in the drilling of 32 oil and gas wells. One well was abandoned in 1992 and one well was sold during 1990. At December 31, 1995, 30 wells were producing.

For information relating to the Registrant's estimated proved oil and gas reserves at December 31, 1995, 1994 and 1993 and changes in such quantities for the years then ended, see Item 8, Note 7. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Registrant is a party to material litigation which is described in Note 9 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

At March 8, 1996, the Registrant had 10,131 outstanding limited partnership interests held of record by 1,002 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1995 and 1994, distributions of $254,727 and $288,376, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:
                       1995        1994        1993         1992        1991
                    ----------  ----------  ----------   ----------  ----------
Operating results:
 Oil and gas sales  $  791,896  $  793,615  $1,006,672   $1,211,930  $1,370,502
                     =========   =========   =========    =========   =========
 Litigation settle-
  ment, net         $       -   $       -   $3,130,054   $       -   $       -
                     =========   =========   =========    =========   =========
 Impairment of oil
  and gas properties$  548,293  $       -   $       -    $       -   $       -
                     =========   =========   =========    =========   =========
 Net income (loss)  $ (532,368) $  (16,117) $3,107,510   $  (84,937) $   58,546
                     =========   =========   =========    =========   =========
 Allocation of net
  income (loss):
   Managing general
     partner        $   (5,323) $     (161) $   31,057   $     (849) $      787
                     =========   =========   =========    =========   =========
   Limited partners $ (527,045) $  (15,956) $3,076,453   $  (84,088) $   57,759
                     =========   =========   =========    =========   =========
 Limited partners' net
  income (loss) per
  limited partnership
  interest          $   (52.02) $    (1.57) $   303.67   $    (8.30) $     5.70
                     =========   =========   =========    =========   =========
 Limited partners' cash
  distributions per
  limited partnership
  interest          $    25.14  $    28.46  $  327.45(a) $    53.99  $    74.28
                      ========   =========   ========     =========   =========
At year end:
  Total assets      $2,016,485  $2,791,726  $3,118,375   $3,588,033  $4,212,891
---------------       =========  =========   =========    =========   =========
(a) Including litigation settlement per limited partnership interest of $284.51
    in 1993.                           4

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1995 compared to 1994

The Registrant's 1995 oil and gas revenues decreased to $791,896 from $793,615 in 1994. The decrease in revenues resulted from a 2% decrease in the average price received per mcf of gas and a 9% decrease in barrels of oil produced and sold, offset by a 6% increase in mcf of gas produced and sold and an 8% increase in the average price received per barrel of oil. In 1995, 32,534 barrels of oil were sold compared to 35,844 in 1994, a decrease of 3,310 barrels. In 1995, 148,708 mcf of gas were sold compared to 139,653 in 1994, an increase of 9,055 mcf. The decrease in oil production volumes was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production volumes was attributable to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.(1)

The average price received per barrel of oil increased $1.25 from $15.89 in 1994 to $17.14 in 1995. The average price received per mcf of gas decreased from $1.60 in 1994 to $1.57 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.(1) The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received in 1995.(1)

Salvage income of $11,463 from equipment disposals during 1995 was derived from equipment credits received on two fully depleted wells, compared to $223 received during 1994 from the equipment credits received on one well plugged and abandoned in a prior year.

Total costs and expenses increased in 1995 to $1,339,926 as compared to $812,340 in 1994, an increase of $527,586 or 65%. The increase was due to increases in production costs and the impairment of oil and gas properties, offset by a decline in general and administrative expense ("G&A") and depletion.

Production costs were $472,456 in 1995 and $471,702 in 1994, resulting in a $754 increase. The increase was due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $23,809 in 1994 to $23,757 in 1995. The Registrant paid the managing general partner $19,583 in 1995 and $17,754 in 1994 for G&A incurred on behalf of the Registrant. G&A is allocated, in part, to the Registrant by the managing general partner. The Partnership agreement limits allocated G&A to 3% of gross oil and gas revenues. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Registrant relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.(1)

Depletion was $295,420 in 1995 compared to $316,829 in 1994. This represented a decrease of $21,409, or 7%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,310 barrels in 1995 from 1994, while oil reserves of barrels were revised upward by 17,716 barrels, or 5%. The decline in depletion expense for 1995 was partially due to the declining barrels of oil produced and sold.

Effective for the fourth quarter of 1995 the Registrant adopted Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") which requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment is recognized based on the asset's fair value as determined for oil and gas properties by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the natural gas price environment and the Registrant's expectation of future cash flows from its oil and gas properties at the time of review, the Registrant recognized a non-cash charge of $548,293 associated with the adoption of SFAS 121.

1994 compared to 1993

The Registrant's 1994 oil and gas revenues decreased to $793,615 from $1,006,672 in 1993, a decrease of 21%. The decrease in revenues resulted from an 8% decrease in the average price received per barrel of oil, a 15% decrease in the average price received per mcf of gas, a 13% decrease in barrels of oil produced and sold and an 11% decrease in mcf of gas produced and sold. In 1994, 35,844 barrels of oil were sold compared to 41,347 in 1993, a decrease of 5,503 barrels. In 1994, 139,653 mcf of gas were sold compared to 157,200 in 1993, a decrease of 17,547 mcf. The decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $1.29 from $17.18 in 1993 to $15.89 in 1994. The average price received per mcf of gas decreased from $1.89 in 1993 to $1.60 in 1994.

Interest income decreased to $2,385 in 1994 as compared to $8,710 for 1993. This decrease was due to interest earned on the litigation proceeds received in 1993 until it was disbursed to the limited partners.

Salvage income from equipment disposals during 1993 consisted of equipment credits received of $25,267 on one well abandoned in a prior year. Expenses incurred during 1993 to plug and abandon this well totaled $15,197. Salvage income received during 1994 was $223, with no expense incurred.

Total costs and expenses decreased in 1994 to $812,340 as compared to $1,063,193 in 1993, a decrease of $250,853 or 24%. The decline was due to decreases in production costs, G&A, depletion, interest expense and abandoned property costs.

Production costs were $471,702 in 1994 and $560,401 in 1993, resulting in an $88,699 decrease, or 16%. The decrease was due to declines in well repair, maintenance costs, workover expense and production and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 21% from $30,200 in 1993 to $23,809 in 1994. The Registrant paid the managing general partner $17,754 in 1994 and $25,126 in 1993 for G&A incurred on behalf of the Registrant.

Depletion was $316,829 in 1994 compared to $452,863 in 1993. This represented a decrease of $136,034, or 30%. Oil production decreased 5,503 barrels in 1994 from 1993, while oil reserves of barrels were revised downward by 9,722 barrels, or 3%. The decline in depletion expense for 1994 was partially due to the declining barrels of oil produced and sold.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ- Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation by the court. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs will vigorously pursue appeal when the final judgment is entered. Southmark is vigorously pursuing its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. Trial against the Registrant is currently scheduled for April 29, 1996.

Legal expenses were incurred during 1989, 1990, 1991, 1992 and 1993 by the Registrant and other joint property owners for participating in the lawsuit pursuant to the joint operating agreement. Litigation settlement proceeds received by the Registrant less legal expenses incurred in 1993, are recorded as litigation settlement, net in the accompanying statement of operations for the year ended December 31, 1993. Interest charged on legal expenses paid on behalf of the Registrant by the managing general partner was $4,532 in 1993 and $11,302 in 1992.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Registrant. During 1993, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics, decreased by 1.1%. The 1994 annual change in average weekly earnings increased by 4.8% and was implemented April 1, 1994. The 1995 index (effective April 1, 1995) increased 4.4%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. Since December 31, 1994, prices for oil production have fluctuated throughout the year. The price per barrel for oil production similar to the Registrant's ranged from approximately $16.00 to to $19.00. For February 1996, the average price for the Registrant's oil was approximately $18.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.(1)

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $305,079 during the year ended December 31, 1995, a $31,912 increase from the year ended December 31, 1994. The increase was due to declines in production costs primarily due to less well repair and maintenance costs in 1995 compared to 1994.

Net Cash Used in Investing Activities

The  Registrant's   principal   investing   activities  during  1995  and  1994,
respectively, included $17,619 and $2,310 for expenditures related to repair and maintenance activity on various oil and gas properties.

The Registrant received proceeds of $11,463 in 1995 from the disposal of oil and gas equipment on two active properties. Proceeds of $223 was received during 1994 from the disposal of oil and gas equipment on a property abandoned in a prior year.

Net Cash Used in Financing Activities

Cash available was sufficient in 1995 for distributions to the partners of $257,303 of which $254,727 was distributed to the limited partners and $2,576 to the managing general partner. In 1994, cash was sufficient for distributions to the partners of $291,289 of which $288,376 was distributed to the limited partners and $2,913 to the managing general partner.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions.(1) As the production from the properties declines, distributions are also expected to decrease.(1)

---------------

(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement.

ITEM 8.    Financial Statements and Supplementary Data

The Registrant's audited financial statements are included elsewhere herein.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


ITEM 10.    Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the limited partnership agreement, the Registrant's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Registrant's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                            Age at
                         December 31,
      Name                  1995                      Position

Scott D. Sheffield           43           Chairman of the Board and Director

James D. Moring (a)          59           President, Chief Executive Officer
                                          and Director

Timothy A. Leach             36           Executive Vice President and
                                          Director

Steven L. Beal               36           Senior Vice President, Treasurer
                                          and Chief Financial Officer

Mark L. Withrow              48           Senior Vice President and
Secretary

---------------
(a) Mr. Moring retired from the Company and subsidiaries effective January 1, 1996. Mr. Sheffield assumed the positions of President and Chief Executive Officer of PPUSA effective January 1, 1996.

     Scott D. Sheffield. Mr. Sheffield, a graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined PPDC, the principal operating subsidiary of the Company, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a Director of PPDC. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining PPDC, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

     James D. Moring. Mr. Moring, a graduate of Texas Tech University with a Bachelor of Science degree in Petroleum Engineering has been a Director of the Company since October 1990 and was Senior Vice President - Operations of the Company from October 1990 until May 1993, when he was appointed Executive Vice President - Operations. Mr. Moring has been principally occupied since July 1982 as the supervisor of the drilling, completion, and production operations of PPDC and its affiliates and has served as an officer of PPDC since January 1983. Mr. Moring has been Senior Vice President - Operations and a Director of PPDC since June 1989 and in May 1993, Mr. Moring was appointed Executive Vice President - Operations. Mr. Moring was elected President and Director and appointed Chief Executive Officer of PPUSA on January 1, 1995. Effective January 1, 1996, Mr. Moring retired from the Company and subsidiaries. In the five years before joining PPDC, Mr. Moring was employed as a Division Operations Manager with Moran Exploration, Inc. and its predecessor.

     Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President - Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President of PPUSA on December 1, 1995. He had joined PPDC as Vice President - Engineering in September 1989. Prior to joining PPDC, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

     Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. On January 1, 1995, Mr. Beal was elected Senior Vice President, Treasurer and Chief Financial Officer of PPUSA. Mr. Beal has been the Company's Chief Accounting Officer since November 1992 and been the Company's Treasurer since October 1990. Mr. Beal joined PPDC as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining PPDC, Mr. Beal was employed as an audit manager of Price Waterhouse.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA. Mr. Withrow joined PPDC in January 1991. Prior to joining PPDC , Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

ITEM 11.     Executive Compensation

The Registrant does not have any directors or officers. Management of the Registrant is vested in PPDLP, the managing general partner. The Registrant participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, PPDLP pays approximately 10% of the Registrant's acquisition, drilling and completion costs and approximately 25% of its operating and general and administrative expenses. In return, PPDLP is allocated approximately 25% of the Registrant's revenues. See Notes 6 and 10 of Notes to Financial Statements included in "Item
8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Registrant.

The Registrant does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8.
Financial Statements and Supplementary Data" below.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)   Beneficial owners of more than five percent

The Registrant is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Registrant. PPDLP owned 35 limited partner interests at January 1, 1996.

(b)   Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, PPDLP, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Registrant is not aware of any current arrangement or activity which may lead to such removal. The Registrant is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Registrant.

(c)  Changes in control

On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of Parker & Parsley 86-A, Ltd., as a result of the merger into it of PPDC, a Delaware corporation, and an affiliate of PPDLP and the Company, which previously served as the managing general partner of the Registrant. PPDLP has, therefore, succeeded to all of the rights and obligations of PPDC and will manage and conduct the property, business and affairs of the Registrant, including the development drilling program in which the Registrant participates.

ITEM 13.    Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Registrant had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                           1995           1994           1993
                                        ---------      ---------      ---------
   Payment of lease operating
     and supervision charges in
     accordance with standard
     industry operating agreements      $ 194,298      $ 195,989      $ 202,264

   Reimbursement of general and
     administrative expenses            $  19,583      $  17,754      $  25,126

   Purchase of oil and gas properties
     and related equipment, at
     predecessor cost                   $   3,309      $   4,664      $      -

   Receipt of proceeds for the
     salvage value of retired oil
     and gas equipment                  $      -       $      -       $  23,401

   Interest expense charged
     on legal expenses paid on
     behalf of the Registrant by
     the managing general partner       $      -       $      -       $   4,532

Under the limited partnership agreement, the managing general partner pays 1% of the Registrant's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Registrant's revenues. Also, see Notes 6 and 10 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Registrant's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial statements

          The following are filed as part of this annual report:

               Independent Auditors' Report

               Balance sheets as of December 31, 1995 and 1994

               Statements of operations for the years ended December 31, 1995,
                 1994 and 1993

               Statements of partners' capital for the years ended December 31,
                 1995, 1994 and 1993

               Statements of cash flows for the years ended December 31, 1995,
                 1994 and 1993

               Notes to financial statements

     2.   Financial statement schedules

          All financial statement schedules have been omitted since the required information is in the financial statements or notes thereto, or is not applicable nor required.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PARKER & PARSLEY 86-A, LTD.

Dated: March 27, 1996             By:  Parker & Parsley Development L.P.,
                                        Managing General Partner

                                       By: Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner



                                       By:  /s/ Scott D. Sheffield
                                          ------------------------------
                                          Scott D. Sheffield, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Scott D. Sheffield       President, Chairman of the Board,   March 27, 1996
-------------------------    Chief Executive Officer and
Scott D. Sheffield           Director of PPUSA



/s/ Timothy A. Leach         Executive Vice President            March 27, 1996
-------------------------    and Director of PPUSA
Timothy A. Leach



/s/ Steven L. Beal           Senior Vice President,              March 27, 1996
-------------------------    Treasurer and Chief
Steven L. Beal               Financial Officer of PPUSA



/s/ Mark L. Withrow          Senior Vice President and           March 27, 1996
-----------------------      Secretary of PPUSA
Mark L. Withrow

                           INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 86-A, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley 86-A, Ltd. as listed in the accompanying index under Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 86-A, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                              KPMG Peat Marwick LLP


Midland, Texas
March 8, 1996

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                                  BALANCE SHEETS
                                   December 31


                                                     1995              1994
                                                  -----------       -----------
           ASSETS

Current assets:
  Cash and cash equivalents, including interest
   bearing deposits of $66,392 in 1995 and
   $24,892 in 1994                                $    66,625       $    25,005
  Accounts receivable - oil and gas sales             106,785            95,300
                                                   ----------        ----------

      Total current assets                            173,410           120,305

Oil and gas properties - at cost, based on the
  successful efforts accounting method              8,008,245         7,992,878
   Accumulated depletion                           (6,165,170)       (5,321,457)
                                                   ----------        ----------

      Net oil and gas properties                    1,843,075         2,671,421
                                                   ----------        ----------

                                                  $ 2,016,485       $ 2,791,726
                                                   ==========        ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    62,993       $    48,563

Partners' capital:
  Limited partners (10,131 interests)               1,935,262         2,717,034
  Managing general partner                             18,230            26,129
                                                   ----------        ----------

                                                    1,953,492         2,743,163
                                                   ----------        ----------

                                                  $ 2,016,485       $ 2,791,726
                                                   ==========        ==========



         The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                             STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                           1995           1994          1993
                                        ----------     ---------     ----------
Revenues:
  Oil and gas sales                     $  791,896     $ 793,615     $1,006,672
  Interest income                            4,199         2,385          8,710
  Salvage income from equipment
   disposals                                11,463           223         25,267
  Litigation settlement, net                    -             -       3,130,054
                                         ---------      --------      ---------

       Total revenues                      807,558       796,223      4,170,703

Costs and expenses:
  Production costs                         472,456       471,702        560,401
  General and administrative expenses       23,757        23,809         30,200
  Depletion                                295,420       316,829        452,863
  Impairment of oil and gas properties     548,293            -              -
  Interest expense                              -             -           4,532
  Abandoned property costs                      -             -          15,197
                                         ---------      --------      ---------

       Total costs and expenses          1,339,926       812,340      1,063,193
                                         ---------      --------      ---------

Net income (loss)                       $ (532,368)    $ (16,117)    $3,107,510
                                         =========      ========      =========

Allocation of net income (loss):
  Managing general partner              $   (5,323)    $    (161)    $   31,057
                                         =========      ========      =========

  Limited partners                      $ (527,045)    $ (15,956)    $3,076,453
                                         =========      ========      =========

Net income (loss) per limited
  partnership interest                  $   (52.02)    $   (1.57)    $   303.67
                                         =========      ========      =========


        The accompanying notes are an integral part of these statements.

                            PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                           Managing
                                           general      Limited
                                           partner      partners       Total
                                          ---------   -----------   -----------

Partners' capital at January 1, 1993      $  31,636   $ 3,262,313   $ 3,293,949

  Distributions                             (33,490)   (3,317,400)   (3,350,890)

  Net income                                 31,057     3,076,453     3,107,510
                                           --------    ----------    ----------

Partners' capital at December 31, 1993       29,203     3,021,366     3,050,569

  Distributions                              (2,913)     (288,376)     (291,289)

  Net loss                                     (161)      (15,956)      (16,117)
                                           --------    ----------    ----------

Partners' capital at December 31, 1994       26,129     2,717,034     2,743,163

  Distributions                              (2,576)     (254,727)     (257,303)

  Net loss                                   (5,323)     (527,045)     (532,368)
                                           --------    ----------    ----------

Partners' capital at December 31, 1995    $  18,230   $ 1,935,262   $ 1,953,492
                                           ========    ==========    ==========










         The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                         For the years ended December 31

                                           1995          1994           1993
                                        ----------    ----------    -----------
Cash flows from operating activities:
  Net income (loss)                     $ (532,368)   $  (16,117)   $ 3,107,510
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depletion                             295,420       316,829        452,863
     Impairment of oil and gas
      properties                           548,293            -              -
     Salvage income from equipment
      disposals                            (11,463)         (223)       (25,267)
  Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivable                           (11,485)       (5,502)        19,331
     Increase (decrease) in accounts
      payable                               16,682       (21,820)      (219,963)
                                         ---------     ---------     ----------
       Net cash provided by operating
        activities                         305,079       273,167      3,334,474

Cash flows from investing activities:
  Additions to oil and gas properties      (17,619)       (2,310)       (22,144)
  Proceeds from salvage income on
   equipment disposals                      11,463           223         25,267
                                         ---------     ---------     ----------

       Net cash provided by (used in)
        investing activities                (6,156)       (2,087)         3,123

Cash flows from financing activities:
  Cash distributions to partners          (257,303)     (291,289)    (3,350,890)
                                         ---------     ---------     ----------

Net increase (decrease) in cash and
  cash equivalents                          41,620       (20,209)       (13,293)
Cash and cash equivalents at
  beginning of year                         25,005        45,214         58,507
                                         ---------     ---------     ----------

Cash and cash equivalents at end
  of year                               $   66,625    $   25,005    $    45,214
                                         =========     =========     ==========

         The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995, 1994 and 1993

Note 1.     Organization and nature of operations

     Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

     The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Summary of significant accounting policies

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Impairment of long-lived assets - Effective for the fourth quarter of 1995 the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). Consequently, the Partnership reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying value of the asset exceeds the fair value of the asset.

     The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

     Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Parker & Parsley Petroleum USA, Inc. ("PPUSA"), the sole general partner of Parker & Parsley Development L.P. ("PPDLP"), the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

     Prior to the adoption of SFAS 121 in the fourth quarter, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.
                                        22

     Use of estimates in the preparation of financial statements - Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Net income (loss) per limited partnership  interest - The net income (loss)
per  limited  partnership   interest  is  calculated  by  using  the  number  of
outstanding limited partnership interests.

     Income taxes - A Federal income tax provision has not been included in the financial statements as the income (loss) of the Partnership is included in the individual Federal income tax returns of the respective partners.

     Statements of cash flows - For purposes of reporting cash flows, cash and cash equivalents include depository accounts held by banks.

     General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

     Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Note 3.    Impairment of long-lived assets

    The Partnership adopted SFAS 121 effective for the fourth quarter of 1995. SFAS 121 requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, are required to adopt SFAS 121 for fiscal years beginning after December 15, 1995.

    In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash charge of $548,293 related to its oil and gas properties during the fourth quarter of 1995.

    As of December 31, 1995, management had not committed to sell any Partnership assets.

Note 4.    Income taxes

    The  financial   statement  basis  of  the   Partnership's  net  assets  and
liabilities was $796,782 greater than the tax basis at December 31, 1995.

    The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                           1995          1994          1993
                                        ----------    ----------    ----------
  Net income (loss) per statements
   of operations                        $ (532,368)   $  (16,117)   $3,107,510
  Intangible development costs
   capitalized for financial reporting
   purposes and expensed for tax
   reporting purposes                           -             -           (196)
  Depletion and depreciation
   provisions for tax reporting
   purposes under amounts for
   financial reporting purposes            281,353       280,776       399,188
  Impairment of oil and gas properties
   for financial reporting purposes        548,293            -             -
  Other, net                                   202         1,708         1,025
                                         ---------     ---------     ---------
       Net income per Federal
         income tax returns             $  297,480    $  266,367    $3,507,527
                                         =========     =========     =========

Note 5.     Oil and gas producing activities

     The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                       1995           1994           1993
                                    ----------     ----------     ----------
   Development costs                $    3,904     $    4,887     $   31,026
                                     =========      =========      =========

     Capitalized oil and gas properties consist of the following:

                                         1995           1994           1993
                                     -----------    -----------    -----------
   Proved properties:
     Property acquisition costs      $   334,265    $   334,265    $   334,265
     Completed wells and equipment     7,673,980      7,658,613      7,653,726
                                      ----------     ----------     ----------

                                       8,008,245      7,992,878      7,987,991
   Accumulated depletion              (6,165,170)    (5,321,457)    (5,004,628)
                                      ----------     ----------     ----------

        Net capitalized costs        $ 1,843,075    $ 2,671,421    $ 2,983,363
                                      ==========     ==========     ==========

During 1995, the Partnership recognized a non-cash charge of $548,293 associated with the adoption of SFAS 121. See Note 3.

Note 6.     Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                              1995        1994        1993
                                           ---------   ---------   ---------
   Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                            $ 194,298   $ 195,989   $ 202,264

   Reimbursement of general and
     administrative expenses               $  19,583   $  17,754   $  25,126

   Purchase of oil and gas properties
     and related equipment, at
     predecessor cost                      $   3,309   $   4,664   $      -

   Receipt of proceeds for the salvage
     value of retired oil and gas
     equipment                             $      -    $      -    $  23,401

   Interest expense charged on legal
     expenses paid on behalf of the
     Partnership by the managing
     general partner                       $      -    $      -    $   4,532

   The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. PPDLP and the Partnership are parties to the Program agreement.

   The costs and revenues of the Program are allocated to PPDLP and the Partnership as follows:
                                                PPDLP (1)        Partnership
                                               ----------        -----------
Revenues:
  Proceeds from disposition of depreciable
   properties                                    9.09091%         90.90909%
     All other revenues                        24.242425%         75.757575%
Costs and expenses:
  Lease acquisition costs, drilling and
   completion costs and all other costs          9.09091%         90.90909%
  Operating costs, direct costs and general
   and administrative expenses                 24.242425%         75.757575%

   (1) Excludes PPDLP's 1% general partner ownership which is allocated at the Partnership level and 35 limited partner interests owned by PPDLP.

Note 7.     Oil and gas information (unaudited)

     The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1995, 1994 and 1993 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                Oil (bbls)       Gas (mcf)
                                                ----------      -----------
  Net proved reserves at January 1, 1993           405,062        1,852,167
  Revisions of estimates of January 1, 1993         18,642          105,842
  Production                                       (41,347)        (157,200)
                                                ----------      -----------

  Net proved reserves at December 31, 1993         382,357        1,800,809
  Revisions of estimates of December 31, 1993       (9,722)        (185,475)
  Production                                       (35,844)        (139,653)
                                                ----------      -----------

  Net proved reserves at December 31, 1994         336,791         1,475,681
  Revisions of estimates of December 31, 1994       17,716           128,050
  Production                                       (32,534)         (148,708)
                                                ----------      ------------
  Net proved reserves at December 31, 1995         321,973         1,455,023
                                                ==========      ============

     The estimated present value of future net revenues of proved reserves, calculated using December 31, 1995 prices of $19.36 per barrel of oil and $1.76 per mcf of gas, discounted at 10% was approximately $1,818,000 and undiscounted was $2,998,000 at December 31, 1995.

     The Partnership emphasizes that reserve estimates are inherently imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 8.     Major customers

     The following table reflects the major customers of the Partnership's oil and gas sales during the years ended December 31:

                                              1995       1994       1993
                                              ----       ----       ----

         Phibro Energy, Inc.                   52%        54%        64%
         GPM Gas Corporation                   11%        23%        23%
         Texaco Trading & Transportation       15%        15%         -
         Western Gas Resources, Inc.           16%         -          -

     PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Phibro Energy, Inc. ("Phibro") substantially all crude oil (including condensate) which any of such entities has the right to market from time to time. On December 29, 1995, PPDLP and Phibro entered into a Memorandum of Agreement ("Phibro MOA") that cancels the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. The price to be paid for oil purchased under the Phibro MOA is to be competitive with prices paid by other substantial purchasers in the same area who are significant competitors of Phibro. The price to be paid for oil purchased under the Phibro MOA also includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Phibro MOA is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Although Phibro was required to post a $16 million letter of credit in connection with purchases under the prior agreement, it is anticipated that this security requirement will be replaced by a $25 million payment guarantee by Phibro's parent company, Salomon Inc. Accounts receivable-oil and gas sales included $38,376 due from from Phibro at December 31, 1995.

Note 9.  Contingencies

     On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Partnership filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ- Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Partnership and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Partnership, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.
                                        27

     On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Partnership and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Partnership and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation by the court.

     On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Partnership, Southmark, PPDLP and other original plaintiffs will vigorously pursue appeal when the final judgment is entered. Southmark is vigorously pursuing its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. Trial against the Partnership is currently scheduled for April 29, 1996.

     Legal expenses were incurred during 1989, 1990, 1991, 1992 and 1993 by the Partnership and other joint property owners for participating in the lawsuit pursuant to the joint operating agreement. Litigation settlement proceeds received by the Partnership, less legal expenses incurred in 1993, are recorded as litigation settlement, net in the accompanying statement of operations for the year ended December 31, 1993.

       A distribution of $91,000,000 was made to the working interest owners, including the Partnership, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Partnership) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Produc tion"), each as determined in that initial judgment. Within the Partnership, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Partnership based on their respective share of revenues from the subject wells (see Note 6).

     As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995 (see Note 10), from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

Note 10. Organization and operations

     The Partnership was organized July 23, 1986 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

     Managing general partner - On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Partnership as a result of the merger into it of PPDC, a Delaware corporation, and an affiliate of PPDLP and the Company, and which previously served as the managing general partner of the Partnership. PPDLP has, therefore, succeeded to all of the rights and obligations of PPDC and will manage and conduct the property, business and affairs of the Partnership, including the development drilling program in which the Partnership participates. PPDLP has the power and authority to manage, control and administer all Program and Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

     Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

     Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $10,131,000. PPDLP is required to contribute amounts equal to 1% of initial Partnership capital less commission and offering expenses allocated to the limited partners and to contribute amounts necessary to pay costs and expenses allocated to it under the Partnership agreement to the extent its share of revenues does not cover such costs.

                           PARKER & PARSLEY 86-A, LTD.

                                INDEX TO EXHIBITS




     The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                      Description                        Page

    3(a)                Amended and Restated Certificate of           -
                        Limited Partnership of Parker & Parsley
                        86-A, Ltd.

    4(a)                Agreement of Limited Partnership of           -
                        Parker & Parsley 86-A, Ltd.

    4(b)                Form of Subscription Agreement and            -
                        Power of Attorney

    4(c)                Specimen Certificate of Limited               -
                        Partnership Interest

   10(a)                Operating Agreement                           -

   10(b)                Exploration and Development Program           -
                        Agreement

     99.1               Mutual Release and Indemnity Agreement
                        dated May 25, 1993                            -