Form 10-Q
period 1996-03-31
PARKER & PARSLEY 86-A LTD
filed 1996-05-15
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      /x/     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 14 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                  March 31,     December 31,
                                                    1996           1995
                                                 -----------    -----------
                                                 (Unaudited)
               ASSETS

Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $92,413 at March 31 and $66,392 at
  December 31                                    $    94,038    $    66,625
 Accounts receivable - oil and gas sales             107,541        106,785
                                                  ----------     ----------
     Total current assets                            201,579        173,410

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                            8,008,263      8,008,245
  Accumulated depletion                           (6,209,349)    (6,165,170)
                                                  ----------     ----------
     Net oil and gas properties                    1,798,914      1,843,075
                                                  ----------     ----------
                                                 $ 2,000,493    $ 2,016,485
                                                  ==========     ==========
   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                    $    59,662    $    62,993
Partners' capital:
 Limited partners (10,131 interests)               1,922,728      1,935,262
 Managing general partner                             18,103         18,230
                                                  ----------     ----------
                                                   1,940,831      1,953,492
                                                  ----------     ----------
                                                 $ 2,000,493    $ 2,016,485
                                                  ==========     ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Revenues:
 Oil and gas sales                                  $  216,043   $   208,220
 Interest income                                         1,117           779
 Salvage income from equipment disposals                14,605            -
                                                     ---------     ---------
     Total revenues                                    231,765       208,999

Costs and expenses:
 Production costs                                      116,875       131,054
 General and administrative expenses                     6,481         6,247
 Depletion                                              44,179        87,335
                                                     ---------     ---------
     Total costs and expenses                          167,535       224,636
                                                     ---------     ---------
Net income (loss)                                   $   64,230    $  (15,637)
                                                     =========     =========

Allocation of net income (loss):
 Managing general partner                           $      642    $     (157)
                                                     =========     =========

 Limited partners                                   $   63,588    $  (15,480)
                                                     =========     =========
Net income (loss) per limited partnership
 interest                                           $     6.28    $    (1.53)
                                                     =========     =========
Distributions per limited partnership
 interest                                           $     7.51    $     7.51
                                                     =========     =========


          The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                     -----------   -----------   -----------



Balance at January 1, 1995           $    26,129   $ 2,717,034   $ 2,743,163

  Distributions                             (771)      (76,069)      (76,840)

  Net loss                                  (157)      (15,480)      (15,637)
                                      ----------    ----------    ----------
Balance at March 31, 1995            $    25,201   $ 2,625,485   $ 2,650,686
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    18,230   $ 1,935,262   $ 1,953,492

  Distributions                             (769)      (76,122)      (76,891)

  Net income                                 642        63,588        64,230
                                      ----------    ----------    ----------
Balance at March 31, 1996            $    18,103   $ 1,922,728   $ 1,940,831
                                      ==========    ==========    ==========


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income (loss)                                  $   64,230    $  (15,637)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                            44,179        87,335
   Salvage income from equipment disposals             (14,605)           -
 Changes in assets and liabilities:
   Increase in accounts receivable                        (756)       (3,268)
   Increase (decrease) in accounts payable              (3,875)       16,536
                                                     ---------     ---------
     Net cash provided by operating
      activities                                        89,173        84,966

Cash flows from investing activities:
 (Additions) disposals to oil and gas
  properties                                               526       (14,636)
 Proceeds from salvage income on
  equipment disposals                                   14,605            -
                                                     ---------     ---------
     Net cash provided by (used in)
      investing activities                              15,131       (14,636)

Cash flows from financing activities:
 Cash distributions to partners                        (76,891)      (76,840)
                                                     ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                                       27,413        (6,510)
Cash and cash equivalents at beginning
 of period                                              66,625        25,005
                                                     ---------     ---------
Cash and cash equivalents at end of period          $   94,038    $   18,495
                                                     =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)



NOTE 1.

Parker & Parsley 86-A, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed July 23, 1986. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $10,131,000 representing 10,131 interests ($1,000 per interest) sold to a total of 952 limited partners.

Since its formation, the Registrant invested $8,419,807 in various prospects that were drilled in Texas. One well was abandoned in 1992 and one well was sold during 1990. At March 31, 1996, the Registrant had 30 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $216,043 from $208,220 for the three months ended March 31, 1996 and 1995, respectively, an increase of 4%. The increase in revenues resulted from a 10% increase in the average price received per barrel of oil and a 21% increase in the average price received per mcf of gas, offset by a 12% decrease in barrels of oil produced and sold and a slight decrease in mcf of gas produced and sold. For the three months ended March 31, 1996, 7,728 barrels of oil were sold compared to 8,736 for the same period in 1995, a decrease of 1,008 barrels. For the three months ended March 31, 1996, 33,905 mcf of gas were sold compared to 34,229 for the same period in 1995, a decrease of 324 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.72 from $17.15 for the three months ended March 31, 1995 to $18.87 for the same period in 1996 while the average price received per mcf of gas increased from $1.71 during the three months ended March 31, 1995 to $2.07 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $167,535 for the three months ended March 31, 1996 as compared to $224,636 for the same period in 1995, a decrease of $57,101, or 25%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $116,875 for the three months ended March 31, 1996 and $131,054 for the same period in 1995 resulting in a $14,179 decrease, or 11%. This decrease was primarily the result of a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 4% from $6,247 for the three months ended

March 31, 1995 to $6,481 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $44,179 for the three months ended March 31, 1996 compared to $87,335 for the same period in 1995. This represented a decrease in depletion of $43,156, or 49%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,008 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 17,716 barrels, or 5%.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $89,173 for the three months ended March 31, 1996, a $4,207 increase from the same period ended March 31, 1995. This increase was due to an increase in oil and gas sales receipts, offset by increases in expenditures for production costs. The increase in oil and gas sales receipts was attributable to higher average prices received per barrel of oil and mcf of gas. The increase in production cost expenditures was due to more well repair and maintenance costs incurred in an effort to stimulate well production.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the three months ended March 31, 1996 yielded proceeds of $526 received from the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $14,605 were received during the three months ended March 31, 1996, resulting from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $76,891 of which $76,122 was distributed to the limited partners and $769 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $76,840 of which $76,069 was distributed to the limited partners and $771 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                 PARKER & PARSLEY 86-A, LTD.

                             By: Parker & Parsley Development L.P.,
                                 Managing General Partner

                                 By: Parker & Parsley Petroleum USA, Inc.
                                     ("PPUSA"), General Partner



Dated:  May 14, 1996         By:   /s/ Steven L. Beal
                                 ---------------------------------
                                  Steven L. Beal, Senior Vice
                                   President and Chief Financial
                                   Officer of PPUSA