Form 10-Q
period 1996-06-30
PARKER & PARSLEY 86-A LTD
filed 1996-08-12
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1996          1995
                                                   -----------   -----------
                                                   (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $543,689 at June 30 and $66,392 at
  December 31                                      $   543,913   $    66,625
 Accounts receivable - oil and gas sales                73,195       106,785
                                                    ----------    ----------
     Total current assets                              617,108       173,410

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                              7,207,751     8,008,245
  Accumulated depletion                             (5,675,856)   (6,165,170)
                                                    ----------    ----------
     Net oil and gas properties                      1,531,895     1,843,075
                                                    ----------    ----------
                                                   $ 2,149,003   $ 2,016,485
                                                    ==========    ==========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                      $   104,821   $    62,993
Partners' capital:
 Limited partners (10,131 interests)                 2,025,046     1,935,262
 Managing general partner                               19,136        18,230
                                                    ----------    ----------
                                                     2,044,182     1,953,492
                                                    ----------    ----------
                                                   $ 2,149,003   $ 2,016,485
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Three months ended        Six months ended
                                   June 30,                  June 30,
                              1996         1995         1996         1995
                           ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales         $  194,835   $  205,918   $  410,878   $  414,138
 Interest income                1,521          839        2,638        1,618
 Salvage income from
  equipment disposal               -         6,734       14,605        6,734
 Gain on sale of assets       163,096           -       163,096           -
 Litigation settlement        290,690           -       290,690           -
                            ---------    ---------    ---------    ---------
    Total revenues            650,142      213,491      881,907      422,490
Costs and expenses:
 Production costs             119,086      127,873      235,961      258,927
 General and adminis-
  trative expenses              5,845        6,177       12,326       12,424
 Depletion                     36,094       67,991       80,273      155,326
                            ---------    ---------    ---------    ---------
    Total costs and
     expenses                 161,025      202,041      328,560      426,677
                            ---------    ---------    ---------    ---------
Net income (loss)          $  489,117   $   11,450   $  553,347  $   (4,187)
                            =========    =========    =========    =========
Allocation of net
 income (loss):
  Managing general
   partner                 $    4,891   $      115   $    5,533   $      (42)
                            =========    =========    =========    =========
  Limited partners         $  484,226   $   11,335   $  547,814   $   (4,145)
                            =========    =========    =========    =========
Net income (loss) per
 limited partnership
 interest                  $    47.79    $     1.12   $   54.07   $     (.41)
                            =========    =========    =========    =========
Distributions per
 limited partnership
 interest                  $    37.70   $     5.68   $    45.21   $    13.19
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                     -----------   -----------   -----------

Balance at January 1, 1995           $    26,129   $ 2,717,034   $ 2,743,163

Distributions                             (1,352)     (133,590)     (134,942)

Net loss                                     (42)       (4,145)       (4,187)
                                     ----------    ----------    ----------
Balance at June 30, 1995             $    24,735   $ 2,579,299   $ 2,604,034
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    18,230   $ 1,935,262   $ 1,953,492

Distributions                             (4,627)     (458,030)     (462,657)

Net income                                 5,533       547,814       553,347
                                      ----------    ----------    ----------
Balance at June 30, 1996             $    19,136   $ 2,025,046   $ 2,044,182
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                       1996          1995
                                                    -----------   ----------
Cash flows from operating activities:
 Net income (loss)                                  $   553,347   $   (4,187)
 Adjustments to reconcile net income
 (loss) to net cash provided by operating
  activities:
   Depletion                                             80,273      155,326
   Salvage income from equipment disposals              (14,605)      (6,734)
   Gain on sale of assets                              (163,096)          -
 Changes in assets and liabilities:
  Decrease in accounts receivable                        33,590        3,466
  Increase in accounts payable                           42,595       36,886
                                                      ---------    ---------
     Net cash provided by operating
      activities                                        532,104      184,757

Cash flows from investing activities:
 Additions to oil and gas properties                     (3,989)     (21,937)
 Proceeds from salvage income on
  equipment disposals                                    14,605        6,734
 Proceeds from sale of assets                           397,225           -
                                                      ---------    ---------
     Net cash provided by (used in)
      investing activities                              407,841      (15,203)

Cash flows from financing activities:
 Cash distributions to partners                        (462,657)    (134,942)
                                                      ---------    ---------
Net increase in cash and cash equivalents               477,288       34,612
Cash and cash equivalents at beginning
 of period                                               66,625       25,005
                                                      ---------    ---------
Cash and cash equivalents at end of period           $  543,913   $   59,617
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 86-A, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $287,784 to the limited partners, or $28.41 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

NOTE 4.

A gain of $163,096 from the sale of four oil and gas wells to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996, attributable to proceeds received of $397,225 less the write-off of remaining capitalized well costs of $234,129.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $410,878 from $414,138 for the six months ended June 30, 1996 and 1995, respectively. The decrease in revenues resulted from a 16% decline in barrels of oil produced and sold and a 22% decline in mcf of gas produced and sold, offset by a 16% increase in the average price received per barrel of oil and a 32% increase in the average price received per mcf of gas. For the six months ended June 30, 1996, 14,007 barrels of oil were sold compared to 16,577 for the same period in 1995, a decrease of

2,570 barrels. Of the decrease, 1,393 barrels, or 9%, was attributable to the sale of four oil and gas wells. The additional decrease of 7%, or 1,177 barrels, was due to the decline characteristics of the Registrant's oil and gas properties. For the six months ended June 30, 1996, 59,422 mcf of gas were sold compared to 75,946 for the same period in 1995, a decrease of 16,524 mcf. Of the decrease, 6,446 mcf, or 9%, was attributable to the sale of four oil and gas wells. The additional decrease of 10,078 mcf, or 13%, was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.75 from $17.60 for the six months ended June 30, 1995 to $20.35 for the same period in 1996 while the average price received per mcf of gas increased from $1.61 during the six months ended June 30, 1995 to $2.12 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income of $14,605 was received during the six months ended June 30, 1996 from the disposal of equipment on one fully depleted well.

A gain of $163,096 from the sale of four oil and gas wells was recognized during the six months ended June 30, 1996, attributable to proceeds received of $397,225 less the write-off of remaining capitalized well costs of $234,129.

Costs and Expenses:

Total costs and expenses decreased to $328,560 for the six months ended June 30, 1996 as compared to $426,677 for the same period in 1995, a decrease of $98,117, or 23%. This decrease was due to a decline in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $235,961 for the six months ended June 30, 1996 and $258,927 for the same period in 1995 resulting in a $22,966 decrease, or 9%. This decrease was primarily the result of a reduction in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $12,424 for the six months ended June 30, 1995 to $12,326 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $80,273 for the six months ended June 30, 1996 compared to $155,326 for the same period in 1995. This represented a decrease in depletion of $75,053, or 48%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. In addition, of the decrease, 7% was attributable to the sale of four oil and gas wells during the six months ended June 30, 1996. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,570 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 17,716 barrels, or 5%.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $287,784 to the limited partners, or $28.41 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $194,835 from $205,918 for the three months ended June 30, 1996 and 1995, respectively, a decrease of 5%. The decrease in revenues resulted from a 20% decline in barrels of oil produced and sold and a 39% decline in mcf of gas produced and sold, offset by a 23% increase in the average price received per barrel of oil and a 42% increase in the average price received per mcf of gas. For the three months ended June 30, 1996, 6,279 barrels of oil were sold compared to 7,841 for the same period in 1995, a decrease of 1,562 barrels. Of the decrease, 1,244 barrels, or 16%, was attributable to the sale of four oil and gas wells. The additional decrease of 4%, or 318 barrels, was due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended June 30, 1996, 25,517 mcf of gas were sold compared to 41,717 for the same period in 1995, a decrease of 16,200 mcf. Of the decrease, 6,169 mcf, or 15%, was attributable to the sale of four oil and gas wells. The additional decrease of 10,031 mcf, or 24%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.08 from $18.10 for the three months ended June 30, 1995 to $22.18 for the same period in 1996 while the average price received per mcf of gas increased from $1.53 during the three months ended June 30, 1995 to $2.18 in 1996.

A gain of $163,096 from the sale of four oil and gas wells was recognized during the three months ended June 30, 1996, attributable to proceeds received of $397,225 less the write-off of remaining capitalized well costs of $234,129.

Costs and Expenses:

Total costs and expenses decreased to $161,025 for the three months ended June 30, 1996 as compared to $202,041 for the same period in 1995, a decrease of $41,016, or 20%. This decrease was due to declines in production costs, G&A and depletion.

Production costs were $119,086 for the three months ended June 30, 1996 and $127,873 for the same period in 1995 resulting in a $8,787 decrease, or 7%. This decrease was primarily the result of a decline in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 5% from $6,177 for the three months ended June 30, 1995 to $5,845 for the same period in 1996.

Depletion was $36,094 for the three months ended June 30, 1996 compared to $67,991 for the same period in 1995. This represented a decrease in depletion of $31,897, or 47%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. In addition, of the decrease, 13% was attributable to the sale of four oil and gas wells.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $347,347 from the same period ended June 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3, and an increase in average prices received for oil and gas sold.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities for the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

The Registrant received proceeds during the six months ended June 30, 1996 and 1995 from the disposal of oil and gas equipment.

Proceeds of $397,225 were received during the six months ended June 30, 1996 from the sale of four oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $462,657 of which $458,030 was distributed to the limited partners and $4,627 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $134,942 of which $133,590 was distributed to the limited partners and $1,352 to the managing general partner.

Cash distributions to the partners of $462,657 for the six months ended June 30, 1996 included $287,784 to the limited partners and $2,906 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 86-A, LTD.

                                By: Parker & Parsley Development L.P.,
                                       Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 9, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                     Officer of PPUSA