Form 10-Q
period 1996-09-30
PARKER & PARSLEY 86-A LTD
filed 1996-11-12
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                    Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   ................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995.............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996.............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995..........................    6

           Notes to Financial Statements..........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    9



                           Part II. Other Information

Item 1.    Legal Proceedings......................................   14

Item 6.    Exhibits and Reports on Form 8-K.......................   14

           Signatures.............................................   15

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996          1995
                                                    ------------   -----------
                                                     (Unaudited)
                       ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $558,227 at September 30
     and $66,392 at December 31                     $   558,979   $    66,625
   Accounts receivable - oil and gas sales               66,417       106,785
                                                     ----------    ----------
           Total current assets                         625,396       173,410
                                                     ----------    ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method               7,086,129     8,008,245
     Accumulated depletion                           (5,588,434)   (6,165,170)
                                                     ----------    ----------
           Net oil and gas properties                 1,497,695     1,843,075
                                                     ----------    ----------
                                                    $ 2,123,091   $ 2,016,485
                                                     ==========    ==========

      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    94,222   $    62,993

Partners' capital:
   Limited partners (10,131 interests)                2,009,886     1,935,262
   Managing general partner                              18,983        18,230
                                                     ---------     ---------
                                                      2,028,869     1,953,492
                                                     ----------    ----------
                                                    $ 2,123,091   $ 2,016,485
                                                     ==========    ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended       Nine months ended
                                    September 30,            September 30,
                               ---------------------    ----------------------
                                  1996        1995         1996        1995
                               ---------   ---------    ----------  ----------
Revenues:
   Oil and gas                 $ 179,352   $ 173,349    $  590,230   $ 587,487
   Interest                        6,032       1,282         8,670       2,900
   Litigation settlement             -           -         290,690         -
   Salvage income from
      equipment disposals            -           -          14,605       6,734
   Gain (loss) on sale of
      assets                      (4,729)        -         158,367         -
                                --------    --------     ---------    --------
                                 180,655     174,631     1,062,562     597,121
                                --------    --------     ---------    --------
Costs and expenses:
   Oil and gas production         83,832     109,012       319,793     367,939
   General and administrative      5,380       5,201        17,706      17,625
   Depletion                      30,405      64,483       110,678     219,809
                                --------    --------     ---------    --------
                                 119,617     178,696       448,177     605,373
                                --------    --------     ---------    --------

Net income (loss)              $  61,038   $  (4,065)   $  614,385   $  (8,252)
                                ========    ========     =========    ========
Allocation of net income
 (loss):
   Managing general partner    $     610   $     (41)   $    6,143   $     (83)
                                ========    ========     =========    ========

   Limited partners            $  60,428   $  (4,024)   $  608,242   $  (8,169)
                                ========    ========     =========    ========
Net income (loss) per limited
   partnership interest        $    5.97   $    (.40)   $    60.04   $    (.81)
                                ========    ========     =========    ========
Distributions per limited
   partnership interest        $    7.46   $    6.45    $    52.67   $   19.64
                                ========    ========     =========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                    Managing
                                    general         Limited
                                    partner         partners           Total
                                   ---------       ----------       ----------

Balance at January 1, 1996         $  18,230       $1,935,262       $1,953,492

   Distributions                      (5,390)        (533,618)        (539,008)

   Net income                          6,143          608,242          614,385
                                    --------        ---------        ---------

Balance at September 30, 1996      $  18,983       $2,009,886       $2,028,869
                                    ========        =========        =========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                   $ 614,385    $  (8,252)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depletion                                        110,678      219,809
         Salvage income from equipment disposals          (14,605)      (6,734)
         Gain on sale of assets                          (158,367)         -
   Changes in assets and liabilities:
      Decrease in accounts receivable                      40,368       24,823
      Increase in accounts payable                         29,829       31,711
                                                         --------     --------

        Net cash provided by operating activities         622,288      261,357
                                                         --------     --------

Cash flows from investing activities:

   Additions to oil and gas properties                     (2,679)     (15,628)
   Proceeds from salvage income on equipment disposals     14,605        6,734
   Proceeds from sale of assets                           397,148          -
                                                         --------     --------

        Net cash provided by (used in) investing
           activities                                     409,074       (8,894)
                                                         --------     --------

Cash flows from financing activities:
   Cash distributions to partners                        (539,008)    (201,022)
                                                         ---------    --------

Net increase in cash and cash equivalents                 492,354       51,441
Cash and cash equivalents at beginning of period           66,625       25,005
                                                         --------     --------

Cash and cash equivalents at end of period              $ 558,979    $  76,446
                                                         ========     ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                           (Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 86-A, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $287,784, or $28.41 per limited partnership interest to the Registrant and its partners.

Note 4.

A gain of $158,367 from the sale of four oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996, attributable to proceeds received of $397,148 less the write-off of remaining capitalized well costs of $238,781.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $590,230 from $587,487 for the nine months ended September 30, 1996 and 1995, respectively. The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 33% increase in the average price received per mcf of gas, offset by a 16% decline in barrels of oil produced and sold and a 25% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 19,905 barrels of oil were sold compared to 23,790 for the same period in 1995, a decrease of 3,885 barrels. Of the decrease, 2,947 barrels, or 12%, was attributable to the sale of four oil and gas wells. The additional decrease of 4%, or 938 barrels, was due to the decline characteristics of the Registrant's oil and gas properties. For the nine months ended September 30, 1996, 85,111 mcf of gas were sold compared to 113,698 for the same period in 1995, a decrease of 28,587 mcf. Of the decrease, 14,724 mcf, or 13%, was attributable to the sale of four oil and gas wells. The additional decrease of 13,863 mcf, or 12%, was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.54 from $17.25 for the nine months ended September 30, 1995 to $20.79 for the same period in 1996 while the average price received per mcf of gas increased from $1.56 for the nine months ended September 30, 1995 to $2.07 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income of $14,605 was received during the nine months ended September 30, 1996 from the disposal of equipment on one fully depleted well. Salvage income of $6,734 from equipment disposals for the nine months ended September 30, 1995 was derived from equipment credits received on one fully depleted well.

A gain of $158,367 from the sale of four oil and gas wells and four saltwater disposal wells was recognized during the nine months ended September 30, 1996, attributable to proceeds received of $397,148 less the write-off of remaining capitalized well costs of $238,781.

Costs and Expenses:

Total costs and expenses decreased to $448,177 for the nine months ended September 30, 1996 as compared to $605,373 for the same period in 1995, a decrease of $157,196, or 26%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $319,793 for the nine months ended September 30, 1996 and $367,939 for the same period in 1995 resulting in a $48,146 decrease, or 13%. This decrease was primarily the result of a reduction, in well repair and maintenance costs, offset by an increase in workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $17,625 for the nine months ended September 30, 1995 to $17,706 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $110,678 for the nine months ended September 30, 1996 compared to $219,809 for the same period in 1995, representing a decrease of $109,131, or 50%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production from the nine months ended September 30, 1995 of 3,885 barrels, the major portion of which was due to the sale of properties during the same period in 1996, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $287,784, or $28.41 per limited partnership interest to the Registrant and its partners.
                                       11

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $179,352 from $173,349 for the three months ended September 30, 1996 and 1995, respectively, an increase of 3%. The increase in revenues resulted from a 33% increase in the average price received per barrel of oil and a 36% increase in the average price received per mcf of gas, offset by an 18% decline in the barrels of oil produced and sold and a 32% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 5,898 barrels of oil were sold compared to 7,213 for the same period in 1995, a decrease of 1,315 barrels. Of the decrease, 1,554 barrels, or 21%, was attributable to the sale of four oil and gas wells, offset by an increase of 3%, or 239 barrels, due to operational changes on several wells. For the three months ended September 30, 1996, 25,689 mcf of gas were sold compared to 37,752 for the same period in 1995, a decrease of 12,063 mcf. Of the decrease, 8,278 mcf, or 22%, was attributable to the sale of four oil and gas wells. The additional decrease of 3,785 mcf, or 10%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.41 from $16.43 for the three months ended September 30, 1995 to $21.84 for the same period in 1996 while the average price received per mcf of gas increased from $1.45 for the three months ended September 30, 1995 to $1.97 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $119,617 for the three months ended September 30, 1996 as compared to $178,696 for the same period in 1995, a decrease of $59,079, or 33%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $83,832 for the three months ended September 30, 1996 and $109,012 for the same period in 1995 resulting in a $25,180 decrease, or 23%. This decrease was primarily due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $5,201 for the three months ended September 30, 1995 to $5,380 for the same period in 1996.

Depletion was $30,405 for the three months ended September 30, 1996 compared to $64,483 for the same period in 1995, representing a decrease of $34,078, or 53%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production from the three months ended September 30, 1996, of 1,315 barrels, the major portion of which was due to the sale of properties during the same period in 1996, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $360,931 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3, and an increase in oil and gas sales.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

The Registrant received proceeds of $14,604 and $6,734 during the nine months ended September 30, 1996 and 1995, respectively, from the disposal of oil and gas equipment on fully depleted wells.

Proceeds of $397,148 were received during the nine months ended September 30, 1996 from the sale of four oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $539,008 of which $533,618 was distributed to the limited partners and $5,390 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $201,022 of which $199,009 was distributed to the limited partners and $2,013 to the managing general partner.

Cash distributions to the partners of $539,008 for the nine months ended September 30, 1996 included $287,784 to the limited partners and $2,906 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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

                           Part II. Other Information

Item 1.     Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

      (1)     None.

Reports on Form 8-K

During the quarter ended September 30, 1996, the Registrant filed the following Current Report on Form 8-K:

      (1) On August 6, 1996, the Registrant filed a Current Report on Form 8-K, dated June 14, 1996 (the "Asset Divestiture - 8-K") reporting under Item 2 (Acquisition of Disposition of Assets) the sale of certain interests in oil and gas properties. Such Current Report did not include any proforma financial statements relating to the sale.

              a.    Preliminary Statement
              b.    Unaudited Pro Forma Balance Sheet as of March 31, 1996
              c. Unaudited Pro Forma Statement of Operations for the three months ended March 31, 1996
              d. Unaudited Pro Forma Statement of Operations for the year ended December 31, 1995
              e.    Notes to Unaudited Pro Forma Financial Statements

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


                                   PARKER & PARSLEY 86-A, LTD.

                             By:   Parker & Parsley Development L.P.,
                                   Managing General Partner

                                   By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated: November 12, 1996     By:    /s/ Steven L. Beal
                                   ----------------------------------------
                                   Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA