Form 10-K405
period 1996-12-31
PARKER & PARSLEY 86-A LTD
filed 1997-03-25
CIK 789789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

   / x /          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

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

As of March 8, 1997, the number of outstanding limited partnership interests was 10,131. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

                               Page 1 of 29 pages.
                           -Exhibit index on page 29-

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.
                                     PART I

ITEM 1.     Business

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas. The managing general partner is Parker & Parsley Development L.P. ("PPDLP"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA").

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering limited partnership interests aggregating $50,000,000 in a series of Texas limited partnerships formed under the Parker & Parsley 86 Development Drilling Program, was declared effective by the Securities and Exchange Commission on April 7, 1986. On July 23, 1986, the offering of limited partnership interests in the Partnership, the first partnership formed under such statement, was closed, with interests aggregating $10,131,000 being sold to 952 subscribers.

The Partnership engages primarily in oil and gas development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Partnership's revenue, income and identifiable assets.

The principal markets during 1996 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1996, approximately 60% and 22% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc.

The Partnership's revenues, profitability, cash flow and future rate of growth are highly dependent on the prevailing prices of oil and gas, which are affected by numerous factors beyond the Partnership's control. Oil and gas prices historically have been very volatile. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Partnership's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Partnership's oil and gas properties.

Because of the demand for oil and gas, the Partnership does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline only gas pipeline located in the areas of the Partnership's gas producing properties. The Partnership believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Partnership does not have any employees of its own. PPUSA employs 659 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. The
Partnership's managing general partner, PPDLP through PPUSA, supplies all management functions.

Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Partnership's proved reserves.

No material part of the Partnership's business is seasonal and the Partnership conducts no foreign operations.

ITEM 2.     Properties

The Partnership's properties consist primarily of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 32 oil and gas wells. Four wells were sold in 1996, one well was abandoned in 1992 and one well was sold during 1990. At December 31, 1996, 26 wells were producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities for the years then ended, see Item 8, Note 7. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.
                                        3

ITEM 3.     Legal Proceedings

The Partnership was a party to material litigation which is described in Note 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.   Market for Partnership's Common Equity and Related Stockholder Matters

At March 8, 1997, the Partnership had 10,131 outstanding limited partnership interests held of record by 959 subscribers. There is no established public trading market for the limited partner ship interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1996 and 1995, distributions of $957,779 and $254,727, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                               1996         1995         1994         1993         1992
                            ----------   ----------   ----------   ----------   ----------
Operating results:
 Oil and gas sales          $  843,204   $  791,896   $  793,615   $1,006,672   $1,211,930
                             =========    =========    =========    =========    =========
 Litigation settlement, net $  290,690   $      -     $      -     $3,130,054   $      -
                             =========    =========    =========    =========    =========
 Impairment of oil and gas
  properties                $      -     $  548,293   $      -     $      -     $      -
                             =========    =========    =========    =========    =========
 Net income (loss)          $  741,771   $ (532,368)  $  (16,117)  $3,107,510   $  (84,937)
                             =========    =========    =========    =========    =========
 Allocation of net
  income (loss):
   Managing general partner $    7,417   $   (5,323)  $     (161)  $   31,057   $     (849)
                             =========    =========    =========    =========    =========
   Limited partners         $  734,354   $ (527,045)  $  (15,956)  $3,076,453   $  (84,088)
                             =========    =========    =========    =========    =========
 Limited partners' net
  income (loss) per limited
  partnership interest      $    72.49   $   (52.02)  $    (1.57)  $   303.67   $    (8.30)
                             =========    =========    =========    =========    =========
 Limited partners' cash
  distributions per limited
  partnership interest      $   94.54(a) $    25.14   $    28.46   $  327.45(a) $    53.99
                             ========     =========    =========    ========     =========
At year end:
 Total assets               $1,804,366   $2,016,485   $2,791,726   $3,118,375   $3,588,033
                             =========    =========    =========    =========    =========

---------------
(a) Including litigation settlement per limited partnership interest of $28.41 in 1996 and $284.51 in 1993.
                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased to $843,204 from $791,896 in 1995. The increase in revenues resulted from a 27% increase in the average price received per barrel of oil and a 55% increase in the average price received per mcf of gas, offset by an 18% decrease in barrels of oil produced and sold and a 27% decrease in mcf of gas produced and sold. In 1996, 26,605 barrels of oil were sold compared to 32,534 in 1995, a decrease of 5,929 barrels. Of the decrease, 4,802 barrels, or 15%, was attributable to the sale of four oil and gas wells. The additional decrease of 3%, or 1,127 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. In 1996, 109,185 mcf of gas were sold compared to 148,708 in 1995, a decrease of 39,523 mcf. Of the decrease, 22,976 mcf, or 15%, was attributable to the sale of four oil and gas wells. The additional decrease of 16,574 mcf, or 12%, was due to the decline characteristics of the Partnership's oil and gas properties. Due to these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $4.58 from $17.14 in 1995 to $21.72 in 1996. The average price received per mcf of gas increased from $1.57 in 1995 to $2.43 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1996.

Salvage income of $14,605 from equipment disposals during 1996 was derived from equipment credits received on one fully depleted well, compared to $11,463 received during 1995 from equipment disposals derived from equipment credits received on two fully depleted wells.

A gain of $161,057 from the sale of four oil and gas wells and four saltwater disposal wells was recognized during 1996, attributable to proceeds received of $399,838 less the write-off of remaining capitalized well costs of $238,781.

On April 29, 1996, Southmark, PPDLP and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $287,784, or $28.41 per limited partnership interest, to the Partnership and its partners. See Note 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Total costs and expenses decreased in 1996 to $583,194 as compared to $1,339,926 in 1995, a decrease of $756,732 or 56%. The decrease was due to declines in production costs, impairment of oil and gas properties and depletion, offset by an increase in general and administrative expense ("G&A").

Production costs were $401,388 in 1996 and $472,456 in 1995, resulting in a $71,068 decrease, or 15%. The decrease was due to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 6%, from $23,757 in 1995 to $25,296 in

1996. The Partnership paid the managing general partner $20,949 in 1996 and $19,583 in 1995 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. The Partnership agreement limits allocated G&A to 3% of gross oil and gas revenues. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $548,293 related to its oil and gas properties during the fourth quarter of 1995.

Depletion was $156,510 in 1996 compared to $295,420 in 1995. This represented a decrease of $138,910, or 47%. This decrease was primarily attributable to the following factors: (i) a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121, (ii) a reduction in oil production of 5,929 barrels in 1996 from 1995, the major portion of which was due to the sale of properties during 1996, and (iii) an increase in oil and gas reserves during 1996 as a result of higher commodity prices.

1995 compared to 1994

The Partnership's 1995 oil and gas revenues decreased to $791,896 from $793,615 in 1994. The decrease in revenues resulted from a 2% decrease in the average price received per mcf of gas and a 9% decrease in barrels of oil produced and sold, offset by a 6% increase in mcf of gas produced and sold and an 8% increase in the average price received per barrel of oil. In 1995, 32,534 barrels of oil were sold compared to 35,844 in 1994, a decrease of 3,310 barrels. In 1995, 148,708 mcf of gas were sold compared to 139,653 in 1994, an increase of 9,055 mcf. The decrease in oil production volumes was due to the decline characteristics of the Partnership's oil and gas properties. The increase in gas production volumes was attributable to operational changes on several wells.

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

Total costs and expenses increased in 1995 to $1,339,926 as compared to $812,340 in 1994, an increase of $527,586 or 65%. The increase was due to increases in production costs and the impairment of oil and gas properties, offset by declines in G&A and depletion.

Production costs were $472,456 in 1995 and $471,702 in 1994, resulting in a $754 increase. The increase was due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $23,809 in 1994 to $23,757 in 1995. The Partnership paid the managing general partner $19,583 in 1995 and $17,754 in 1994 for G&A incurred on behalf of the Partnership.

The Partnership adopted SFAS 121 effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $548,293 related to its oil and gas properties during the fourth quarter of 1995.

Depletion was $295,420 in 1995 compared to $316,829 in 1994. This represented a decrease of $21,409, or 7%. Oil production decreased 3,310 barrels in 1995 from 1994, while oil reserves of barrels were revised upward by 17,716 barrels, or 5%.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1994, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.8%. The 1995 annual change in average weekly earnings increased by 4.4% and was implemented April 1, 1995. The 1996 index (effective April 1, 1996) increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1996, the price per barrel for oil production similar to the Partnership's ranged from approximately $18.00 to $25.00. For February 1997, the average price for the Partnership's oil was approximately $22.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $416,266 during the year ended December 31, 1996 from the year ended December 31, 1995. The increase was primarily due to the receipt of proceeds from the litigation settlement (see
Note 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data") and an increase in oil and gas sales and declines in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during 1996 and 1995 were related to the addition of oil and gas equipment on active properties.

The Partnership received proceeds of $14,605 in 1996 from the disposal of oil and gas equipment on one fully depleted property, compared to $11,463 received during 1995 from the disposal of oil and gas equipment on two fully depleted properties.

Proceeds of $399,838 were received during 1996 from the sale of four oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash available was sufficient in 1996 for distributions to the partners of $967,454 of which $957,779 was distributed to the limited partners and $9,675 to the managing general partner. In 1995, cash was sufficient for distributions to the partners of $257,303 of which $254,727 was distributed to the limited partners and $2,576 to the managing general partner.

Cash distributions to the partners of $967,454 for 1996 included $287,784 to the limited partners and $2,906 to the managing general partner resulting from proceeds received in the litigation settlement (see Note 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data").

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ITEM 8.     Financial Statements and Supplementary Data

The Partnership's audited financial statements are included elsewhere herein.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                            Age at
                         December 31,
        Name                 1996                       Position
        ----             ------------                   --------

Scott D. Sheffield            44          President, Chairman of the Board,
                                            Chief Executive Officer and
                                            Director

Timothy A. Leach              37          Executive Vice President and Director

Steven L. Beal                37          Senior Vice President, Chief Financial
                                            Officer and Director

Mark L. Withrow               49          Senior Vice President, Secretary and
                                            Director

David A. Chroback             41          Senior Vice President and Director

         Scott D. Sheffield. Mr. Sheffield, a graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined the Company as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of the Company from September 1981 until April 1985 when he was elected President and a Director of the Company. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of the Company. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining the Company, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

         Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President and Director of PPUSA on December 1, 1995. He had joined the Company as Vice President - Engineering in September 1989. Prior to joining the Company, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

         Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. Mr. Beal was elected Senior Vice President and Chief Financial Officer of PPUSA on January 1, 1995 and was elected a Director of PPUSA on January 2, 1996. He served as Treasurer of PPUSA from January 1, 1995 to June 12, 1996. Mr. Beal joined the Company as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining the Company, Mr. Beal was employed as an audit manager for Price Waterhouse.

         Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA and was elected a Director of PPUSA on January 2, 1996. Mr. Withrow joined the Company in January 1991. Prior to joining the Company, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

         David A. Chroback. Mr. Chroback, a graduate of Hanover College with a Bachelor of Science degree in Geology, and a graduate of Southern Illinois University at Carbondale with a Master of Science degree in Geology, was elected Senior Vice President of the Company and PPUSA on October 7, 1996. On January 2, 1996, Mr. Chroback was elected Director of PPUSA. He had served as Vice President - Geology of the Company since February 1993. Mr. Chroback has been the Geological Manager since June 1992, and prior to that has been a Senior Geologist with the Company since January 1988. Before joining the Company, he was a project geologist with Indian Wells Oil Company. Mr. Chroback was previously employed by Amoco Production Company as a petroleum geologist from 1980 through 1984.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in PPDLP, the managing general partner. The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, PPDLP pays approximately 10% of the Partnership's acquisition, drilling and completion costs and approximately 25% of its operating and general and administrative expenses. In return, PPDLP is allocated approximately 25% of the Partnership's revenues. See Notes 6 and 10 of Notes to Financial Statements included in "Item
8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

The Partnership does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. PPDLP owned 35 limited partner interests at January 1, 1997.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, PPDLP, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                 1996        1995        1994
                                               --------    --------    --------
 Payment of lease operating and supervision
   charges in accordance with standard
  industry operating agreements                $166,605    $194,298    $195,989

 Reimbursement of general and
   administrative expenses                     $ 20,949    $ 19,583    $ 17,754

 Purchase of oil and gas properties and
   related equipment, at predecessor cost      $    -      $  3,309    $  4,664

 Receipt of proceeds for the salvage value
   of retired oil and gas equipment            $ 12,828    $    -      $    -

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 10 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial statements

          The following are filed as part of this annual report:

              Independent Auditors' Report

              Balance sheets as of December 31, 1996 and 1995

              Statements of operations for the years ended December 31, 1996,
                1995 and 1994

              Statements of partners' capital for the years ended December 31,
                 1996, 1995 and 1994

              Statements of cash flows for the years ended December 31, 1996,
                 1995 and 1994

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

                           PARKER & PARSLEY 86-A, LTD.

Dated: March 24, 1997      By:     Parker & Parsley Development L.P.,
                                     Managing General Partner

                                   By:     Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner


                                   By:     /s/ Scott D. Sheffield
                                           -----------------------------
                                           Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Scott D. Sheffield      President, Chairman of the Board,    March 24, 1997
-----------------------     Chief Executive Officer and
Scott D. Sheffield          Director of PPUSA


/s/ Timothy A. Leach        Executive Vice President and         March 24, 1997
-----------------------     Director of PPUSA
Timothy A. Leach


/s/ Steven L. Beal          Senior Vice President, Chief         March 24, 1997
-----------------------     Financial officer and Director
Steven L. Beal              of PPUSA


/s/ Mark L. Withrow         Senior Vice President, Secretary     March 24, 1997
-----------------------     and Director of PPUSA
Mark L. Withrow


/s/ David A. Chroback       Senior Vice President and            March 24, 1997
-----------------------     Director of PPUSA
David A. Chroback

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 86-A, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley 86-A, Ltd. as listed in the accompa nying index under Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 86-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.




                                                 KPMG Peat Marwick LLP


Midland, Texas
March 21, 1997

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31


                                                     1996             1995
                                                  -----------     -----------
                  ASSETS

Current assets:
  Cash and cash equivalents, including
    interest bearing deposits of $231,863
    in 1996 and $66,392 in 1995                   $   232,139     $    66,625
  Accounts receivable - oil and gas sales             121,894         106,785
                                                   ----------      ----------
         Total current assets                         354,033         173,410
                                                   ----------      ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method          7,084,599       8,008,245
Accumulated depletion                              (5,634,266)     (6,165,170)
                                                   ----------      ----------
         Net oil and gas properties                 1,450,333       1,843,075
                                                   ----------      ----------
                                                  $ 1,804,366     $ 2,016,485
                                                   ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    76,557     $    62,993

Partners' capital:
  Limited partners (10,131 interests)               1,711,837       1,935,262
  Managing general partner                             15,972          18,230
                                                   ----------      ----------
                                                    1,727,809       1,953,492
                                                   ----------      ----------
                                                  $ 1,804,366     $ 2,016,485
                                                   ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                            1996          1995         1994
                                         ----------    ----------    ---------
Revenues:
  Oil and gas                            $  843,204    $  791,896    $ 793,615
  Interest                                   15,409         4,199        2,385
  Litigation settlement                     290,690           -            -
  Salvage income from equipment
    disposals                                14,605        11,463          223
  Gain on sale of assets                    161,057           -            -
                                          ---------     ---------     --------
                                          1,324,965       807,558      796,223
                                          ---------     ---------     --------
Costs and expenses:
  Oil and gas production                    401,388       472,456      471,702
  General and administrative                 25,296        23,757       23,809
  Depletion                                 156,510       295,420      316,829
  Impairment of oil and gas properties          -         548,293          -
                                          ---------     ---------     --------
                                            583,194     1,339,926      812,340
                                          ---------     ---------     --------
Net income (loss)                        $  741,771    $ (532,368)   $ (16,117)
                                          =========     =========     ========
Allocation of net income (loss):
  Managing general partner               $    7,417    $   (5,323)   $    (161)
                                          =========     =========     ========
  Limited partners                       $  734,354    $ (527,045)   $ (15,956)
                                          =========     =========     ========
Net income (loss) per limited
  partnership interest                   $    72.49    $   (52.02)   $   (1.57)
                                          =========     =========     ========


    The accompanying notes are an integral part of these inancial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general      Limited
                                          partner      partners       Total
                                          --------    ----------    ----------


Partners' capital at January 1, 1994      $ 29,203    $3,021,366    $3,050,569

   Distributions                            (2,913)     (288,376)     (291,289)

   Net loss                                   (161)      (15,956)      (16,117)
                                           -------     ---------     ---------

Partners' capital at December 31, 1994      26,129     2,717,034     2,743,163

   Distributions                            (2,576)     (254,727)     (257,303)

   Net loss                                 (5,323)     (527,045)     (532,368)
                                           -------     ---------     ---------

Partners' capital at December 31, 1995      18,230     1,935,262     1,953,492

   Distributions                            (9,675)     (957,779)     (967,454)

   Net income                                7,417       734,354       741,771
                                           -------     ---------     ---------

Partners' capital at December 31, 1996    $ 15,972    $1,711,837    $1,727,809
                                           =======     =========     =========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31




                                               1996        1995         1994
                                             ---------   ---------   ----------
Cash flows from operating activities:
 Net income (loss)                           $ 741,771   $(532,368)  $ (16,117)
 Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Impairment of oil and gas properties         -       548,293         -
      Depletion                                156,510     295,420     316,829
      Salvage income from equipment
        disposals                              (14,605)    (11,463)       (223)
      Gain on sale of assets                  (161,057)        -           -
 Changes in assets and liabilities:
      Increase in accounts receivable          (15,109)    (11,485)     (5,502)
      Increase (decrease) in accounts
        payable                                 13,835      16,682     (21,820)
                                              --------    --------    --------
         Net cash provided by operating
           activities                          721,345     305,079     273,167
                                              --------    --------    --------
Cash flows from investing activities:
 Additions to oil and gas properties            (2,820)    (17,619)     (2,310)
 Proceeds from salvage income on equipment
    disposals                                   14,605      11,463         223
 Proceeds from sale of assets                  399,838         -           -
                                              --------    --------    --------
         Net cash provided by (used in)
          investing activities                 411,623      (6,156)     (2,087)
                                              --------    --------    --------
Cash flows from financing activities:
 Cash distributions to partners               (967,454)   (257,303)   (291,289)
                                              --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents                                  165,514      41,620     (20,209)
Cash and cash equivalents at beginning
  of year                                       66,625      25,005      45,214
                                              --------   ---------   ---------
Cash and cash equivalents at end of year     $ 232,139  $   66,625  $   25,005
                                              ========   =========   =========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


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

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Impairment of long-lived assets - Commencing in 1995, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

       Prior to the adoption of SFAS 121 in the fourth quarter of 1995, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.

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

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environ mental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Note 3.     Impairment of long-lived assets

      The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $548,293 related to its oil and gas properties during the fourth quarter of 1995.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $422,565 greater than the tax basis at December 31, 1996.

      The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                             1996         1995         1994
                                          ----------    ---------    ---------
  Net income (loss) per statements
    of operations                         $  741,771    $(532,368)   $ (16,117)
  Depletion and depreciation
    provisions for tax reporting
    purposes under amounts for
    financial reporting purposes             151,416      281,353      280,776
  Impairment of oil and gas properties
    for financial reporting purposes             -        548,293          -
  Gain on sale of assets for tax
    reporting purposes over amounts
    for financial reporting purposes         220,623          -            -
  Other, net                                   2,176          202        1,708
                                           ---------     --------     --------
        Net income per Federal
          income tax returns              $1,115,986    $ 297,480    $ 266,367
                                           =========     ========     ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                            1996         1995         1994
                                          --------     --------     --------
     Development costs                    $ 12,057     $  3,904     $  4,887
                                           =======      =======      =======

       Capitalized oil and gas properties consist of the following:

                                           1996          1995          1994
                                        -----------   -----------   -----------
    Proved properties:
      Property acquisition costs        $   264,211   $   334,265   $   334,265
      Completed wells and equipment       6,820,388     7,673,980     7,658,613
                                         ----------    ----------    ----------
                                          7,084,599     8,008,245     7,992,878
    Accumulated depletion                (5,634,266)   (6,165,170)   (5,321,457)
                                         ----------    ----------    ----------
           Net capitalized costs        $ 1,450,333   $ 1,843,075   $ 2,671,421
                                         ==========    ==========    ==========
                                       23

       During 1995, the Partnership recognized a non-cash charge of $548,293 associated with the adoption of SFAS 121. See Note 3.

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                   1996       1995      1994
                                                 --------   --------   --------
   Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                                  $166,605   $194,298   $195,989

   Reimbursement of general and
     administrative expenses                     $ 20,949   $ 19,583   $ 17,754

   Purchase of oil and gas properties and
     related equipment, at predecessor cost      $    -     $  3,309   $  4,664

   Receipt of proceeds for the salvage
     value of retired oil and gas equipment      $ 12,828   $    -     $    -

     The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. PPDLP and the Partnership are parties to the Program agreement.

     The costs and revenues of the Program are allocated to PPDLP and the Partnership as follows:

                                                    PPDLP (1)      Partnership
                                                   -----------     -----------
Revenues:
   Proceeds from disposition of depreciable
     properties                                       9.09091%       90.90909%
       All other revenues                           24.242425%      75.757575%

Costs and expenses:
   Lease acquisition costs, drilling and
     completion costs and all other costs             9.09091%       90.90909%
   Operating costs, direct costs and general
     and administrative expenses                    24.242425%      75.757575%

   (1) Excludes PPDLP's 1% general partner ownership which is allocated at the Partnership level and 35 limited partner interests owned by PPDLP.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                   Oil (bbls)      Gas (mcf)
                                                   ----------      ---------
  Net proved reserves at January 1, 1994             382,357       1,800,809
  Revisions                                           (9,722)       (185,475)
  Production                                         (35,844)       (139,653)
                                                     -------        --------
  Net proved reserves at December 31, 1994           336,791       1,475,681
  Revisions                                           17,716         128,050
  Production                                         (32,534)       (148,708)
                                                     -------        --------
  Net proved reserves at December 31, 1995           321,973       1,455,023
  Revisions                                           88,303         476,274
  Sale of reserves                                   (60,350)       (281,449)
  Production                                         (26,605)       (109,185)
                                                     -------        --------
  Net proved reserves at December 31, 1996           323,321       1,540,663
                                                     =======       =========

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1996 prices of $24.86 per barrel of oil and $3.71 per mcf of gas, discounted at 10% was approximately $3,130,000 and undiscounted was $5,962,000 at December 31, 1996.

       The  Partnership   emphasizes  that  reserve   estimates  are  inherently
imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                           1996      1995      1994
                                          ------    ------    ------

    Genesis Crude Oil, L.P.                 60%       52%       54%
    Western Gas Resources, Inc.             22%       16%        -
    GPM Gas Corporation                      -        11%       23%
    Texaco Trading & Transportation          -        15%       15%

       The above customers represent 89% of total accounts receivable at December 31, 1996.

       PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On September 23, 1996, PPDLP and Basis Petroleum, Inc. entered into an agreement that supersedes the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. On November 25, 1996, the Company consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $63,617 due from Genesis at December 31, 1996.

Note 9.     Contingencies

       On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Partnership filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Partnership and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Partnership, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, calculated accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

       On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Partnership and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million was predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly bound the Partnership and the other defendants, as well as Southmark. Although PPDLP believed the lawsuit to be without merit and vigorously defended it, PPDLP held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

       A distribution of $91,000,000 was made to the working interest owners, including the Partnership, on July 30, 1993. The limited partners received their distribution of $2,882,376, or $284.51 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Partnership) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Partnership, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Partnership based on their respective share of revenues from the subject wells.

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

       On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Partnership, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Partnership and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolved all of the litigation and disputes between the parties, including the Partnership's indemnity obligations to Dresser and Baker Hughes.

       Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $287,784, or $28.41 per limited partnership interest to the Partnership and its partners.

Note 10.     Organization and operations

       The Partnership was organized July 23, 1986 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is PPDLP. PPDLP has the power and authority to manage, control and administer all Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

Note 11.     Disposition of Assets

       A gain of $161,057 from the sale of four oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the year ended December 31, 1996, attributable to proceeds received of $399,838 less the write-off of remaining capitalized well costs of $238,781.

                           PARKER & PARSLEY 86-A, LTD.

                                INDEX TO EXHIBITS




       The following documents are incorporated by reference in response to Item 14(c):

 Exhibit No.                     Description                             Page
 -----------                     -----------                             ----

    3(a)             Amended and Restated Certificate of                   -
                     Limited Partnership of Parker & Parsley
                     86-A, Ltd.

    4(a)             Agreement of Limited Partnership of                   -
                     Parker & Parsley 86-A, Ltd.

    4(b)             Form of Subscription Agreement and                    -
                     Power of Attorney

    4(c)             Specimen Certificate of Limited                       -
                     Partnership Interest

   10(a)             Operating Agreement                                   -

   10(b)             Exploration and Development Program                   -
                     Agreement

   99.1              Mutual Release and Indemnity Agreement
                      dated May 25, 1993                                   -