Form 10-Q
period 1997-03-31
PARKER & PARSLEY 86-A LTD
filed 1997-05-07
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


         / x /   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1997 and
              December 31, 1996   ....................................    3

            Statements of Operations for the three months
              ended March 31, 1997 and 1996...........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 1997....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996...........................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................    9

            27.    Financial Data Schedule

            Signatures................................................   10

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1997            1996
                                                   -----------    -----------
                                                   (Unaudited)
                       ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $189,024 at March 31
     and $231,863 at December 31                   $   189,405    $   232,139
   Accounts receivable - oil and gas sales              85,128        121,894
                                                    ----------     ----------
          Total current assets                         274,533        354,033
                                                    ----------     ----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method              7,088,676      7,084,599
Accumulated depletion                               (5,676,878)    (5,634,266)
                                                    ----------     ----------
          Net oil and gas properties                 1,411,798      1,450,333
                                                    ----------     ----------
                                                   $ 1,686,331    $ 1,804,366
                                                    ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    55,978   $     76,557

Partners' capital:
   Managing general partner                             14,998         15,972
   Limited partners (10,131 interests)               1,615,355      1,711,837
                                                     ---------      ---------
                                                     1,630,353      1,727,809
                                                     ---------      ---------
                                                   $ 1,686,331   $  1,804,366
                                                     =========      =========

   The financial information included as of March 31,1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                           March 31,
                                                   -------------------------
                                                      1997            1996
                                                   ---------       ---------
Revenues:
   Oil and gas                                     $ 172,398       $ 216,043
   Interest                                            2,416           1,117
   Salvage income from equipment disposals               -            14,605
                                                    --------        --------

                                                     174,814         231,765
                                                    --------        --------
Costs and expenses:
   Oil and gas production                            104,951         116,875
   General and administrative                          5,172           6,481
   Depletion                                          42,612          44,179
                                                    --------        --------

                                                     152,735         167,535
                                                    --------        --------

Net income                                         $  22,079       $  64,230
                                                    ========        ========
Allocation of net income:
   Managing general partner                        $     221       $     642
                                                    ========        ========

   Limited partners                                $  21,858       $  63,588
                                                    ========        ========

Net income per limited partnership interest        $    2.16       $    6.28
                                                    ========        ========

Distributions per limited partnership interest     $   11.68       $    7.51
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                     ----------   -----------    -----------


Balance at January 1, 1997           $  15,972    $ 1,711,837    $ 1,727,809

   Distributions                        (1,195)      (118,340)      (119,535)

   Net income                              221         21,858         22,079
                                      --------     ----------     ----------

Balance at March 31, 1997            $  14,998    $ 1,615,355    $ 1,630,353
                                      ========     ==========     ==========









         The  financial   information  included  herein  has  been  prepared  by
           management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                          1997          1996
                                                       ---------     ---------

Cash flows from operating activities:
  Net income                                           $  22,079     $  64,230
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          42,612        44,179
       Salvage income from equipment disposals               -         (14,605)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           36,766          (756)
     Decrease in accounts payable                        (21,393)       (3,875)
                                                        --------      --------

          Net cash provided by operating activities       80,064        89,173
                                                        --------      --------

Cash flows from investing activities:
  (Additions to) disposals of oil and gas properties      (3,263)          526
  Proceeds from salvage income on equipment disposals        -          14,605
                                                        --------      --------

          Net cash provided by (used in)
            investing activities                          (3,263)       15,131
                                                        --------      --------

Cash flows from financing activities:
  Cash distributions to partners                        (119,535)      (76,891)
                                                        --------      --------

Net increase (decrease) in cash and cash equivalents     (42,734)       27,413
Cash and cash equivalents at beginning of period         232,139        66,625
                                                        --------      --------

Cash and cash equivalents at end of period             $ 189,405     $  94,038
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas. The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 20% to $172,398 from $216,043 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in revenues resulted from a 28% decline in barrels of oil produced and sold and a 44% decline in mcf of gas produced and sold, offset by a 16% increase in the average price received per barrel of oil and a 31% increase in the average price received per mcf of gas. For the three months ended March 31, 1997, 5,543 barrels of oil were sold compared to 7,728 for the same period in 1996, a decrease of 2,185 barrels. Of the decrease, 1,832 barrels, or 24%, was attributable to the sale of four oil and gas wells during 1996. The additional decrease of 4%, or 353 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended March 31, 1997, 18,961 mcf of gas were sold compared to 33,905 for the same period in 1996, a decrease of 14,944 mcf. Of the decrease, 7,954 mcf, or 23%, was attributable to the sale of four oil and gas wells during 1996. The additional decrease of 6,990, or 21%, was due to the decline characteristics of the Partnership's oil and gas properties. Due to these decline characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.93 from $18.87 for the three months ended March 31, 1996 to $21.80 for the same period in 1997, while the average price received per mcf of gas increased from $2.07 during the three months ended March 31, 1996 to $2.72 as compared to the three months ended March 31, 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses decreased to $152,735 for the three months ended March 31, 1997 as compared to $167,535 for the same period in 1996, a decrease of $14,800, or 9%. This decrease was due to declines in production costs, general and administrative expense ("G&A") and depletion.

Production costs were $104,951 for the three months ended March 31, 1997 and $116,875 for the same period in 1996 resulting in a $11,924 decrease, or 10%. This decrease was the result of a reduction in well repair and maintenance costs, offset by an increase in workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 20% from $6,481 for the three months ended March 31, 1996 to $5,172 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $42,612 for the three months ended March 31, 1997 compared to $44,179 for the same period in 1996. This represented a decrease in depletion of $1,567, or 4%.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the three months ended March 31, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $14,605 were received during the three months ended March 31, 1996, resulting from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $119,535 of which $118,340 was distributed to the limited partners and $1,195 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $76,891 of which $76,122 was distributed to the limited partners and $769 to the managing general partner.

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



                           Part II. Other Information

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.    Financial Data Schedules

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


                                   PARKER & PARSLEY 86-A, LTD.

                             By:   Parker & Parsley Development L.P.,
                                    Managing General Partner

                                   By:     Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner



Dated:  May 7, 1997          By:     /s/ Steven L. Beal
                                   --------------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA