Form 10-Q
period 1997-06-30
PARKER & PARSLEY 86-A LTD
filed 1997-08-08
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   .......................................   3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996.........................   4

            Statement of Partners' Capital for the six months
              ended June 30, 1997.........................................   5

            Statements of Cash Flows for the six months
              ended June 30, 1997 and 1996................................   6

            Notes to Financial Statements.................................   7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..............................  11

            27.  Financial Data Schedule

            Signatures....................................................  12

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements
                                 BALANCE SHEETS
                                                   June 30,       December 31,
                                                     1997             1996
                                                  -----------     ------------
                                                  (Unaudited)

                      ASSETS

Current assets:
   Cash and cash equivalents, including
     interest bearing deposits of $137,654
     at June 30 and $231,863 at December 31       $    138,007    $    232,139
   Accounts receivable - oil and gas sales              58,675         121,894
                                                   -----------     -----------
          Total current assets                         196,682         354,033
                                                   -----------     -----------
Oil and gas properties - at cost, based on
   the successful efforts accounting method          7,088,676       7,084,599
Accumulated depletion                               (5,717,239)     (5,634,266)
                                                   -----------     -----------
          Net oil and gas properties                 1,371,437       1,450,333
                                                   -----------     -----------
                                                  $  1,568,119    $  1,804,366
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     18,794    $     76,557

Partners' capital:
   Managing general partner                             14,188          15,972
   Limited partners (10,131 interests)               1,535,137       1,711,837
                                                   -----------     -----------
                                                     1,549,325       1,727,809
                                                   -----------     -----------
                                                  $  1,568,119    $  1,804,366
                                                   ===========     ===========

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three months ended      Six months ended
                                          June 30,               June 30,
                                   ---------------------   ---------------------
                                     1997        1996        1997        1996
                                   ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                     $ 131,627   $ 194,835   $ 304,025   $ 410,878
   Interest                            2,335       1,521       4,751       2,638
   Salvage income from equipment
     disposal                            -           -           -        14,605
   Gain on sale of assets                -       163,096         -       163,096
   Litigation settlement                 -       290,690         -       290,690
                                    --------    --------    --------    --------
                                     133,962     650,142     308,776     881,907
                                    --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            105,017     119,086     209,968     235,961
   General and administrative          3,949       5,845       9,121      12,326
   Depletion                          40,361      36,094      82,973      80,273
                                    --------    --------    --------    --------
                                     149,327     161,025     302,062     328,560
                                    --------    --------    --------    --------
Net income (loss)                  $ (15,365)  $ 489,117   $   6,714   $ 553,347
                                    ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner        $    (154)  $   4,891   $      67   $   5,533
                                    ========    ========    ========    ========
   Limited partners                $ (15,211)  $ 484,226   $   6,647   $ 547,814
                                    ========    ========    ========    ========
Net income (loss) per limited
 partnership interest              $   (1.50)  $   47.79   $     .66   $   54.07
                                    ========    ========    ========    ========
Distributions per limited
  partnership interest             $    6.42   $   37.70   $   18.10   $   45.21
                                    ========    ========    ========    ========


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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 1997           $  15,972     $1,711,837     $1,727,809

   Distributions                        (1,851)      (183,347)      (185,198)

   Net income                               67          6,647          6,714
                                       -------      ---------      ---------

Balance at June 30, 1997             $  14,188     $1,535,137     $1,549,325
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $    6,714    $  553,347
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depletion                                           82,973        80,273
       Salvage income from equipment disposals                -         (14,605)
       Gain on sale of assets                                 -        (163,096)
  Changes in assets and liabilities:
     Decrease in accounts receivable                       63,219        33,590
     Increase (decrease) in accounts payable              (58,577)       42,595
                                                        ---------     ---------
          Net cash provided by operating activities        94,329       532,104
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (3,263)       (3,989)
  Proceeds from salvage income on equipment disposals         -          14,605
  Proceeds from sale of assets                                -         397,225
                                                        ---------     ---------
          Net cash provided by (used in) investing
            activities                                     (3,263)      407,841
                                                        ---------     --------
Cash flows from financing activities:
  Cash distributions to partners                         (185,198)     (462,657)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents      (94,132)      477,288
Cash and cash equivalents at beginning of period          232,139        66,625
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  138,007    $  543,913
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 86-A, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 26% to $304,025 from $410,878 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 32% decline in mcf of gas produced and sold and a 27% decline in barrels of oil produced and sold, offset by a 10% increase in the average price received per mcf of gas and a slight increase in the average price received per barrel of oil. For the six months ended June 30, 1997, 10,223 barrels of oil were sold compared to 14,007 for the same period in 1996, a decrease of 3,784 barrels. Of the decrease, 2,407 barrels, or 17%, was attributable to the sale of four oil and gas wells during 1996. The additional decrease of 10%, or 1,377 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the six months ended June 30, 1997, 40,467 mcf of gas were sold compared to 59,422 for the same period in 1996, a decrease of 18,955 mcf. Of the decrease, 10,573 mcf, or 18%, was attributable to the sale of four oil and gas wells during 1996. The additional decrease of 8,382 mcf, or 14%, was due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.35 for the six months ended June 30, 1996 to $20.48 for the same period in 1997, while the average price received per mcf of gas increased from $2.12 during the six months ended June 30, 1996 to $2.34 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $14,605 was received during the six months ended June 30, 1996 from the disposal of equipment on one fully depleted well.

A gain of $163,096 from the sale of four oil and gas wells to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $290,690, which included $287,784, or $28.41 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $302,062 for the six months ended June 30, 1997 as compared to $328,560 for the same period in 1996, a decrease of $26,498, or 8%. This decrease was due to a decline in production costs and general and administrative expenses ("G&A") , offset by an increase in depletion.

Production costs were $209,968 for the six months ended June 30, 1997 and $235,961 for the same period in 1996 resulting in a $25,993 decrease, or 11%. This decrease was primarily the result of a reduction in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $12,326 for the six months ended June 30, 1996 to $9,121 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $82,973 for the six months ended June 30, 1997 compared to $80,273 for the same period in 1996. This represented an increase in depletion of $2,700, or 3%. This increase is the result of a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 32% to $131,627 from $194,835 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 25% decline in barrels of oil produced and sold, a 16% decline in mcf of gas produced and sold, a 15% decrease in the average price received per barrel of oil and an 8% decrease in the average price received per mcf of gas. For the three months ended June 30, 1997, 4,680 barrels of oil were sold compared to 6,279 for the same period in 1996, a decrease of 1,599 barrels. Of the decrease, 574 barrels, or 9%, was attributable to the sale of four oil and gas wells in 1996. The additional decrease of 16%, or 1,025 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended June 30, 1997, 21,506 mcf of gas were sold compared to 25,517 for the same period in 1996, a decrease of 4,011 mcf. Of the decrease, 2,620 mcf, or 10%, was attributable to the sale of four oil and gas wells in 1996. The additional decrease of 1,391 mcf, or 6%, was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.26 from $22.18 for the three months ended June 30, 1996 to $18.92 for the same period in 1997, while the average price received per mcf of gas decreased from $2.18 during the three months ended June 30, 1996 to $2.00 in 1997.

A gain of $163,096 from the sale of four oil and gas wells to Costilla Energy, L.L.C. was recognized during the three months ended June 30, 1996.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $290,690, which included $287,784, or $28.41 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $149,327 for the three months ended June 30, 1997 as compared to $161,025 for the same period in 1996, a decrease of $11,698, or 7%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $105,017 for the three months ended June 30, 1997 and $119,086 for the same period in 1996 resulting in a $14,069 decrease, or 12%. This decrease was primarily the result of declines in workover costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 32% from $5,845 for the three months ended June 30, 1996 to $3,949 for the same period in 1997.

Depletion was $40,361 for the three months ended June 30, 1997 compared to $36,094 for the same period in 1996. This represented an increase in depletion of $4,267, or 12%, primarily attributable to a downward revision in oil and gas reserves during 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $437,775 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was primarily due to the receipt of proceeds in 1996 from the litigation settlement, as discussed in Item 2, and a decline in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

The Partnership received proceeds during the six months ended June 30, 1996 of $14,605 from the disposal of oil and gas equipment and $397,225 from the sale of four oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $185,198 of which $1,851 was distributed to the managing general partner and $183,347 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $462,657 of which $4,627 was distributed to the managing general partner and $458,030 to the limited partners. Cash distributions to the partners of $462,657 for the six months ended June 30, 1996 included $2,906 to the managing general partner and $287,784 to the limited partners, resulting from proceeds received in the litigation settlement, as discussed in Item 2.

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

       27.  Financial Data Schedule

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


                                       PARKER & PARSLEY 86-A, LTD.

                                  By:  Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  August 7, 1997            By:   /s/ Rich Dealy
                                       ---------------------------------
                                       Rich Dealy, Controller of PPUSA