Form 10-Q
period 1997-09-30
PARKER & PARSLEY 86-A LTD
filed 1997-11-07
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996..................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997..................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996...............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.   Financial Data Schedule

           Signatures..................................................   11

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997           1996
                                                    ------------    -----------
                                                     (Unaudited)

                       ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $105,173 at September 30
     and $231,863 at December 31                    $    105,290    $   232,139
   Accounts receivable - oil and gas sales                66,012        121,894
                                                     -----------     ----------
           Total current assets                          171,302        354,033
                                                     -----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                7,095,265      7,084,599
Accumulated depletion                                 (5,758,409)    (5,634,266)
                                                     -----------     ----------
           Net oil and gas properties                  1,336,856      1,450,333
                                                     -----------     ----------
                                                    $  1,508,158    $ 1,804,366
                                                     ===========     ==========
      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $     21,293    $    76,557
Partners' capital:
   Managing general partner                               13,563         15,972
   Limited partners (10,131 interests)                 1,473,302      1,711,837
                                                     -----------     ----------
                                                       1,486,865      1,727,809
                                                     -----------     ----------
                                                    $  1,508,158    $ 1,804,366
                                                     ===========     ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                 ---------------------   ----------------------
                                    1997       1996        1997         1996
                                 ---------   ---------   ---------   ----------
Revenues:
   Oil and gas                   $ 135,437   $ 179,352   $ 439,462   $  590,230
   Interest                          1,839       6,032       6,590        8,670
   Litigation settlement               -           -           -        290,690
   Gain (loss) on disposition
     of assets                         -        (4,729)        -        172,972
                                  --------    --------    --------    ---------
                                   137,276     180,655     446,052    1,062,562
                                  --------    --------    --------    ---------
Costs and expenses:
   Oil and gas production          105,015      83,832     314,983      319,793
   General and administrative        4,063       5,380      13,184       17,706
   Depletion                        41,170      30,405     124,143      110,678
                                  --------    --------    --------    ---------
                                   150,248     119,617     452,310      448,177
                                  --------    --------    --------    ---------
Net income (loss)                $ (12,972)  $  61,038   $  (6,258)  $  614,385
                                  ========    ========    ========    =========
Allocation of net income (loss):
   Managing general partner      $    (130)  $     610   $     (63)  $    6,143
                                  ========    ========    ========    =========
   Limited partners              $ (12,842)  $  60,428   $  (6,195)  $  608,242
                                  ========    ========    ========    =========
Net income (loss) per limited
   partnership interest          $   (1.27)  $    5.97   $    (.61)  $    60.04
                                  ========    ========    ========    =========
Distributions per limited
   partnership interest          $    4.83   $    7.46   $   22.93   $    52.67
                                  ========    ========    ========    =========


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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                     Managing
                                     general      Limited
                                     partner      partners       Total
                                    ---------    ----------    ----------

Balance at January 1, 1997          $  15,972    $1,711,837    $1,727,809

   Distributions                       (2,346)     (232,340)     (234,686)

   Net loss                               (63)       (6,195)       (6,258)
                                     --------     ---------     ---------

Balance at September 30, 1997       $  13,563    $1,473,302    $1,486,865
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                        ----------------------
                                                           1997         1996
                                                        ----------   ---------
Cash flows from operating activities:
    Net income (loss)                                   $  (6,258)   $ 614,385
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depletion                                        124,143      110,678
         Gain on disposition of assets                        -       (172,972)
   Changes in assets and liabilities:
      Decrease in accounts receivable                      55,882       40,368
      Increase (decrease) in accounts payable             (56,079)      29,829
                                                         --------     --------
           Net cash provided by operating activities      117,688      622,288
                                                         --------     --------
Cash flows from investing activities:
   Additions to oil and gas properties                     (9,851)      (2,679)
   Proceeds from disposition of assets                        -        411,753
                                                         --------     --------
           Net cash provided by (used in) investing
             activities                                    (9,851)     409,074
                                                         --------     --------
Cash flows from financing activities:
   Cash distributions to partners                        (234,686)    (539,008)
                                                         --------     --------
Net increase (decrease) in cash and cash equivalents     (126,849)     492,354
Cash and cash equivalents at beginning of period          232,139       66,625
                                                         --------     --------
Cash and cash equivalents at end of period              $ 105,290    $ 558,979
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

                           PARKER & PARSLEY 86-A, LTD.
                           (Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 86-A, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 26% to $439,462 from $590,230 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 15,268 barrels of oil were sold compared to 19,905 for the same period in 1996, a decrease of 4,637 barrels, or 23%. Of the decrease, 2,407 barrels, or 12%, was attributable to the sale of four oil and gas wells during 1996. The additional decrease of 11%, or 2,230 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the nine months ended September 30, 1997, 61,398 mcf of gas were sold compared to 85,111 for the same period in 1996, a decrease of 23,713 mcf, or 28%. Of the decrease, 10,573 mcf, or 12%, was attributable to the sale of four oil and gas wells during 1996. The additional decrease of 13,140 mcf, or 16%, was due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.01, or 5%, from $20.79 for the nine months ended September 30, 1996 to $19.78 for the same period in 1997, while the average price received per mcf of gas increased 8% from $2.07 for the nine months ended September 30, 1996 to $2.24 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

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

The gain on disposition of assets was comprised of salvage income of $14,605 that was received during the nine months ended September 30, 1996 from the disposal of equipment on one fully depleted well. A gain of $158,367 from the sale of four oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses increased to $452,310 for the nine months ended September 30, 1997 as compared to $448,177 for the same period in 1996, an increase of $4,133. This increase was due to an increase in depletion, offset by decreases in production costs and general and administrative expenses ("G&A").

Production costs were $314,983 for the nine months ended September 30, 1997 and $319,793 for the same period in 1996 resulting in a $4,810 decrease. This decrease was primarily the result of a reduction in well repair and maintenance costs and lower production taxes paid due to the decline in oil and gas sales, offset by an increase in workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $17,706 for the nine months ended September

30, 1996 to $13,184 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $124,143 for the nine months ended September 30, 1997 compared to $110,678 for the same period in 1996, representing an increase of $13,465, or 12%. This increase was primarily attributable to a decrease in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 24% to $135,437 from $179,352 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the three months ended September 30, 1997, 5,045 barrels of oil were sold compared to 5,898 for the same period in 1996, a decrease of 853 barrels, or 14%. For the three months ended September 30, 1997, 20,931 mcf of gas were sold compared to 25,689 for the same period in 1996, a decrease of 4,758 mcf, or 19%. The decreases in production were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.49, or 16%, from $21.84 for the three months ended September 30, 1996 to $18.35 for the same period in 1997, while the average price received per mcf of gas increased 4% from $1.97 for the three months ended September 30, 1996 to $2.05 in 1997.

Costs and Expenses:

Total costs and expenses increased to $150,248 for the three months ended September 30, 1997 as compared to $119,617 for the same period in 1996, an increase of $30,631, or 26%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $105,015 for the three months ended September 30, 1997 and $83,832 for the same period in 1996 resulting in a $21,183 increase, or 25%. This increase was primarily due to higher well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 24% from $5,380 for the three months ended September 30, 1996 to $4,063 for the same period in 1997.

Depletion was $41,170 for the three months ended September 30, 1997 compared to $30,405 for the same period in 1996, representing an increase of $10,765, or 35%, primarily attributable to a decrease in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production of 853 barrels during the three months ended September 30, 1997 as compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $504,600 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily due to the receipt of proceeds from the litigation settlement received in 1996 as discussed in Item 2, a decrease in oil and gas sales receipts and an increase in production and G&A costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from disposition of assets of $411,753, received during the nine months ended September 30, 1996, consisted of $14,605 from the disposal of oil and gas equipment on fully depleted wells and $397,148 from the sale of four oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $234,686 of which $2,346 was distributed to the managing general partner and $232,340 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $539,008 of which $5,390 was distributed to the managing general partner and $533,618 to the limited partners. Cash distributions to the partners of $539,008 for the nine months ended September 30, 1996 included $2,906 to the managing general partner and $287,784 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                       PARKER & PARSLEY 86-A, LTD.

                                By:    Pioneer Natural Resources USA, Inc.,
                                       Managing General Partner




Dated: November 7, 1997         By:     /s/ Rich Dealy
                                       ----------------------------------------
                                       Rich Dealy, Vice President and
                                         Controller