Form 10-Q
period 1998-06-30
PARKER & PARSLEY 86-A LTD
filed 1998-08-05
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997  ......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1  Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS
                                                      June 30,      December 31,
                                                        1998            1997
                                                    -----------     ------------
                                                     (Unaudited)

                      ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $58,992 at June 30
     and $118,756 at December 31                    $    59,109     $   118,873
   Accounts receivable - oil and gas sales               51,822          79,774
                                                     ----------      ----------
          Total current assets                          110,931         198,647
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               7,108,970       7,095,382
Accumulated depletion                                (6,354,229)     (6,293,605)
                                                     ----------      ----------
          Net oil and gas properties                    754,741         801,777
                                                     ----------      ----------
                                                    $   865,672     $ 1,000,424
                                                     ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    22,098     $    21,145

Partners' capital:
   Managing general partner                               7,130           8,487
   Limited partners (10,131 interests)                  836,444         970,792
                                                     ----------      ----------
                                                        843,574         979,279
                                                     ----------      ----------
                                                    $   865,672     $ 1,000,424
                                                     ==========      ==========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 104,404   $ 131,627   $ 216,312   $ 304,025
   Interest                           1,149       2,335       2,779       4,751
                                   --------    --------    --------    --------
                                    105,553     133,962     219,091     308,776
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production           106,537     105,017     216,919     209,968
   General and administrative         3,132       3,949       6,489       9,121
   Depletion                         30,757      40,361      60,624      82,973
                                   --------    --------    --------    --------
                                    140,426     149,327     284,032     302,062
                                   --------    --------    --------    --------
Net income (loss)                 $ (34,873)  $ (15,365)  $ (64,941)  $   6,714
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $    (348)  $    (154)  $    (649)  $      67
                                   ========    ========    ========    ========
   Limited partners               $ (34,525)  $ (15,211)  $ (64,292)  $   6,647
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   (3.41)  $   (1.50)  $   (6.35)  $     .66
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    1.14   $    6.42   $    6.92   $   18.10
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners         Total
                                     ---------     ----------     ----------

Balance at January 1, 1998           $   8,487     $  970,792     $  979,279

   Distributions                          (708)       (70,056)       (70,764)

   Net loss                               (649)       (64,292)       (64,941)
                                      --------      ---------      ---------

Balance at June 30, 1998             $   7,130     $  836,444     $  843,574
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six months ended
                                                             June 30,
                                                      ----------------------
                                                        1998         1997
                                                      ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                   $ (64,941)   $   6,714
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                         60,624       82,973
  Changes in assets and liabilities:
     Accounts receivable                                 27,952       63,219
     Accounts payable                                       953      (23,790)
                                                       --------     --------
        Net cash provided by operating activities        24,588      129,116
                                                       --------     --------
Cash flows from investing activities:
  Additions to oil and gas properties                   (13,588)      (3,263)
  Proceeds from asset dispositions                          -        (34,787)
                                                       --------     --------
        Net cash used in investing activities           (13,588)     (38,050)
                                                       --------     --------
Cash flows from financing activities:
  Cash distributions to partners                        (70,764)    (185,198)
                                                       --------     --------
Net decrease in cash and cash equivalents               (59,764)     (94,132)
Cash and cash equivalents at beginning of period        118,873      232,139
                                                       --------     --------
Cash and cash equivalents at end of period            $  59,109    $ 138,007
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 29% to $216,312 from $304,025 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 10,146 barrels of oil, 5,143 barrels of natural gas liquids ("NGLs") and 23,870 mcf of gas were sold, or 19,267 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 10,223 barrels of oil and 40,467 mcf of gas were sold, or 16,968 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.22, or 30%, from $20.48 for the six months ended June 30, 1997 to $14.26 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.06. The average price received per mcf of gas decreased from $2.34 during the six months ended June 30, 1997 to $1.48 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $284,032 for the six months ended June 30, 1998 as compared to $302,062 for the same period in 1997, a decrease of $18,030, or 6%. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $216,919 for the six months ended June 30, 1998 and $209,968 for the same period in 1997 resulting in a $6,951 increase, or 3%. This increase was primarily the result of an increase in well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 29% from $9,121 for the six months ended June 30, 1997 to $6,489 for the same period in 1998.

Depletion was $60,624 for the six months ended June 30, 1998 compared to $82,973 for the same period in 1997. This represented a decrease in depletion of $22,349, or 27%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 77 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 21% to $104,404 from $131,627 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 5,122 barrels of oil, 2,609 barrels of NGLs and 11,273 mcf of gas were sold, or 9,610 BOEs. For the three months ended June 30, 1997, 4,680 barrels of oil and 21,506 mcf of gas were sold, or 8,264 BOEs.

The average price received per barrel of oil decreased $5.43, or 29%, from $18.92 for the three months ended June 30, 1997 to $13.49 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.16. The average price received per mcf of gas decreased 27% from $2.00 during the three months ended June 30, 1997 to $1.47 in 1998.

Costs and Expenses:

Total costs and expenses decreased to $140,426 for the three months ended June 30, 1998 as compared to $149,327 for the same period in 1997, a decrease of $8,901, or 6%. This decrease was due to declines in depletion and G&A, offset by an increase in production costs.

Production costs were $106,537 for the three months ended June 30, 1998 and $105,017 for the same period in 1997 resulting in a $1,520 increase. This increase was primarily the result of an increase in well maintenance costs, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 21% from $3,949 for the three months ended June 30, 1997 to $3,132 for the same period in 1998.

Depletion was $30,757 for the three months ended June 30, 1998 compared to $40,361 for the same period in 1997. This represented a decrease in depletion of $9,604, or 24%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS

121 during the fourth quarter of 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $104,528 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was primarily due to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 1998 and 1997 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions during 1997 resulted from the final post closing adjustment of $34,787 from the 1996 sale of properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $70,764 of which $708 was distributed to the managing general partner and $70,056 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $185,198 of which $1,851 was distributed to the managing general partner and $183,347 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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

       27.1   Financial Data Schedule

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


                                       PARKER & PARSLEY 86-A, LTD.

                                 By:   Pioneer Natural Resources USA, Inc.
                                        Managing General Partner





Dated:  August 5, 1998           By:    /s/ Rich Dealy
                                       ------------------------------------
                                       Rich Dealy, Vice President and
                                       Chief Accounting Officer