Form 10-Q
period 1999-06-30
PARKER & PARSLEY 86-A LTD
filed 1999-08-11
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   12

           27.1  Financial Data Schedule

           Signatures..................................................   13

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1999          1998
                                                   -----------    -----------
                                                   (Unaudited)

                      ASSETS

Current assets:
  Cash                                             $    62,058    $    58,223
  Accounts receivable - oil and gas sales               87,681         47,579
                                                    ----------     ----------
          Total current assets                         149,739        105,802
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,118,122      7,118,212
Accumulated depletion                               (6,640,151)    (6,577,790)
                                                    ----------     ----------
          Net oil and gas properties                   477,971        540,422
                                                    ----------     ----------
                                                   $   627,710    $   646,224
                                                    ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    21,682    $    11,837

Partners' capital:
  Managing general partner                               4,755          5,038
  Limited partners (10,131 interests)                  601,273        629,349
                                                    ----------     ----------
                                                       606,028        634,387
                                                    ----------     ----------
                                                   $   627,710    $   646,224
                                                    ==========     ==========



   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended      Six months ended
                                          June 30,               June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 140,014   $ 104,404   $ 233,419   $ 216,312
  Interest                              748       1,149       1,384       2,779
                                   --------    --------    --------    --------
                                    140,762     105,553     234,803     219,091
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             84,182     106,537     162,882     216,919
  General and administrative          4,200       3,132       7,002       6,489
  Depletion                           9,628      30,757      62,361      60,624
                                   --------    --------    --------    --------
                                     98,010     140,426     232,245     284,032
                                   --------    --------    --------    --------
Net income (loss)                 $  42,752   $ (34,873)  $   2,558   $ (64,941)
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     428   $    (348)  $      26   $    (649)
                                   ========    ========    ========    ========
  Limited partners                $  42,324   $ (34,525)  $   2,532   $ (64,292)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    4.18   $   (3.41)  $     .25   $   (6.35)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    2.23   $    1.14   $    3.02   $    6.92
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ---------     ----------     ----------

Balance at January 1, 1999             $   5,038     $  629,349     $  634,387

   Distributions                            (309)       (30,608)       (30,917)

   Net income                                 26          2,532          2,558
                                        --------      ---------      ---------

Balance at June 30, 1999               $   4,755     $  601,273     $  606,028
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Six months ended
                                                             June 30,
                                                    ------------------------
                                                       1999          1998
                                                    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                 $    2,558    $  (64,941)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                        62,361        60,624
  Changes in assets and liabilities:
     Accounts receivable                               (40,102)       27,952
     Accounts payable                                    9,845           953
                                                     ---------     ---------
          Net cash provided by operating
            activities                                  34,662        24,588
                                                     ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      -         (13,588)
  Proceeds from asset dispositions                          90             -
                                                     ---------     ---------
          Net cash provided by (used in)
            investing activities                            90       (13,588)
                                                     ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (30,917)      (70,764)
                                                     ---------     ---------
Net increase (decrease) in cash                          3,835       (59,764)
Cash at beginning of period                             58,223       118,873
                                                     ---------     ---------
Cash at end of period                               $   62,058    $   59,109
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 8% to $233,419 from $216,312 for the six months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from an increase in production, offset by lower average prices received. For the six months ended June 30, 1999, 9,862 barrels of oil, 7,595 barrels of natural gas liquids ("NGLs") and 33,171 mcf of gas were sold, or

22,986 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 10,146 barrels of oil, 5,143 barrels of NGLs and 23,870 mcf of gas were sold, or 19,267 BOEs.

The average price received per barrel of oil decreased 7% from $14.26 for the six months ended June 30, 1998 to $13.30 for the same period in 1999. The average price received per barrel of NGLs increased 4% from $7.06 during the six months ended June 30, 1998 to $7.35 for the same period in 1999. The average price received per mcf of gas decreased 5% from $1.48 during the six months ended June 30, 1998 to $1.40 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $232,245 for the six months ended June 30, 1999 as compared to $284,032 for the same period in 1998, a decrease of $51,787, or 18%. This decrease was due to a decline in production costs, offset by increases in depletion and general and administrative expenses ("G&A").

Production costs were $162,882 for the six months ended June 30, 1999 and $216,919 for the same period in 1998 resulting in a $54,037 decrease, or 25%. This decrease was the result of declines in well maintenance costs and workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 8% from $6,489 for the six months ended June 30, 1998 to $7,002 for the same period in 1999.

Depletion was $62,361 for the six months ended June 30, 1999 compared to $60,624 for the same period in 1998, an increase of $1,737, or 3%. This increase was the result of a combination of factors that included a charge for fully depleting two wells at March 31, 1999, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998 and a reduction in oil production of 284 barrels for the six months ended June 30, 1999 compared to the same period in 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 34% to $140,014 from $104,404 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 1999, 4,808 barrels of oil, 4,260 barrels of NGLs and 19,255 mcf of gas were sold, or 12,277 BOEs. For the three months ended June 30, 1998, 5,122 barrels of oil, 2,609 barrels of NGLs and 11,273 mcf of gas were sold, or 9,610 BOEs.

The average price received per barrel of oil increased $1.20, or 9%, from $13.49 for the three months ended June 30, 1998 to $14.69 for the same period in 1999. The average price received per barrel of NGLs increased $2.06, or 29%, from $7.16 during the three months ended June 30, 1998 to $9.22 for the same period in 1999. The average price received per mcf of gas increased 6% from $1.47 during the three months ended June 30, 1998 to $1.56 in 1999.

Costs and Expenses:

Total costs and expenses decreased to $98,010 for the three months ended June 30, 1999 as compared to $140,426 for the same period in 1998, a decrease of $42,416, or 30%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $84,182 for the three months ended June 30, 1999 and $106,537 for the same period in 1998 resulting in a $22,355 decrease, or 21%. This decrease was primarily the result of a decline in well maintenance costs, offset by an increase in production taxes.

During this period, G&A increased, in aggregate, 34% from $3,132 for the three months ended June 30, 1998 to $4,200 for the same period in 1999.

Depletion was $9,628 for the three months ended June 30, 1999 compared to $30,757 for the same period in 1998, a decrease of $21,129, or 69%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices, a reduction in oil production of 314 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $10,074 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This increase was primarily due to declines in production costs and G&A expenses paid, offset by a decline in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $90 received during the six months ended June 30, 1999 were primarily from equipment credits received on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $30,917 of which $309 was distributed to the managing general partner and $30,608 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $70,764 of which $708 was distributed to the managing general partner and $70,056 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                          PARKER & PARSLEY 86-A, LTD.

                                    By:   Pioneer Natural Resources USA, Inc.
                                           Managing General Partner





Dated:  August 11, 1999             By:    /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer