Form 10-Q
period 1999-09-30
PARKER & PARSLEY 86-A LTD
filed 1999-11-12
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   12

            27.1   Financial Data Schedule

            Signatures..............................................   13

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,   December 31,
                                                       1999          1998
                                                  ------------    -----------
                                                  (Unaudited)

                       ASSETS

Current assets:
   Cash                                           $    62,625     $    58,223
   Accounts receivable - oil and gas sales            113,358          47,579
                                                   ----------      ----------
           Total current assets                       175,983         105,802
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             7,118,798       7,118,212
Accumulated depletion                              (6,648,145)     (6,577,790)
                                                   ----------      ----------
           Net oil and gas properties                 470,653         540,422
                                                   ----------      ----------
                                                  $   646,636     $   646,224
                                                   ==========      ==========
      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $    20,693     $    11,837

Partners' capital:
   Managing general partner                             4,953           5,038
   Limited partners (10,131 interests)                620,990         629,349
                                                   ----------      ----------
                                                      625,943         634,387
                                                   ----------      ----------
                                                  $   646,636     $   646,224
                                                   ==========      ==========




The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended     Nine months ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                    1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 173,469   $ 108,231   $ 406,888   $ 324,543
   Interest                           1,105         949       2,489       3,728
                                   --------    --------    --------    --------
                                    174,574     109,180     409,377     328,271
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            76,203      71,729     239,085     288,648
   General and administrative         5,205       3,247      12,207       9,736
   Depletion                          7,994     106,881      70,355     167,505
                                   --------    --------    --------    --------
                                     89,402     181,857     321,647     465,889
                                   --------    --------    --------    --------
Net income (loss)                 $  85,172   $ (72,677)  $  87,730   $(137,618)
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $     851   $    (727)  $     877   $  (1,376)
                                   ========    ========    ========    ========
   Limited partners               $  84,321   $ (71,950)  $  86,853   $(136,242)
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $    8.32   $   (7.10)  $    8.57   $  (13.45)
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    6.38   $    1.01   $    9.40   $    7.93
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $    5,038     $  629,349     $  634,387

   Distributions                            (962)       (95,212)       (96,174)

   Net income                                877         86,853         87,730
                                       ---------      ---------      ---------

Balance at September 30, 1999         $    4,953     $  620,990     $  625,943
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                        ---------------------
                                                           1999        1998
                                                        ---------   ---------
Cash flows from operating activities:
    Net income (loss)                                   $  87,730   $(137,618)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depletion                                         70,355     167,505
   Changes in assets and liabilities:
      Accounts receivable                                 (65,779)     17,703
      Accounts payable                                      8,856      (2,464)
                                                         --------    --------
             Net cash provided by operating activities    101,162      45,126
                                                         --------    --------
Cash flows from investing activities:
   Additions to oil and gas properties                       (706)    (21,511)
   Proceeds from asset dispositions                           120         -
                                                         --------    --------
             Net cash used in investing activities           (586)    (21,511)
                                                         --------    --------
Cash flows used in financing activities:
   Cash distributions to partners                         (96,174)    (81,188)
                                                         --------    --------
Net increase (decrease) in cash                             4,402     (57,573)
Cash at beginning of period                                58,223     118,873
                                                         --------    --------
Cash at end of period                                   $  62,625   $  61,300
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 25% to $406,888 from $324,543 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 1999, 14,384 barrels of oil, 12,143 barrels of natural gas liquids ("NGLs") and 52,746 mcf of gas were sold, or 35,318 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 15,543 barrels of oil, 8,486 barrels of NGLs and 37,697 mcf of gas were sold, or 30,312 BOEs.

The average price received per barrel of oil increased $1.50, or 11%, from $13.65 for the nine months ended September 30, 1998 to $15.15 for the same period in 1999. The average price received per barrel of NGLs increased $2.09, or 31%, from $6.70 during the nine months ended September 30, 1998 to $8.79 for the same period in 1999. The average price received per mcf of gas increased 5% from $1.48 for the nine months ended September 30, 1998 to $1.56 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $321,647 for the nine months ended September 30, 1999 as compared to $465,889 for the same period in 1998, a decrease of $144,242, or 31%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $239,085 for the nine months ended September 30, 1999 and $288,648 for the same period in 1998 resulting in a $49,563 decrease, or 17%. This decrease was primarily the result of reductions in well maintenance costs, workover costs and ad valorem taxes, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $9,736 for the nine months ended September 30, 1998 to $12,207 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $70,355 for the nine months ended September 30, 1999 compared to $167,505 for the same period in 1998, representing a decrease of $97,150, or 58%. This decrease was the result of a combination of factors that included an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 1,159 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 60% to $173,469 from $108,231 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 4,522 barrels of oil, 4,548 barrels of NGLs and 19,575 mcf of gas were sold, or 12,333 BOEs. For the three months ended September 30, 1998, 5,397 barrels of oil, 3,343 barrels of NGLs and 13,827 mcf of gas were sold, or 11,045 BOEs.

The average price received per barrel of oil increased $6.71, or 54%, from $12.49 for the three months ended September 30, 1998 to $19.20 for the same period in 1999. The average price received per barrel of NGLs increased $5.04, or 82%, from $6.14 during the three months ended September 30, 1998 to $11.18 for the same period in 1999. The average price received per mcf of gas increased 24% from $1.47 for the three months ended September 30, 1998 to $1.83 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $89,402 for the three months ended September 30, 1999 as compared to $181,857 for the same period in 1998, a decrease of $92,455, or 51%. This decrease was due to a decline in depletion, offset by increases in production costs and G&A.

Production costs were $76,203 for the three months ended September 30, 1999 and $71,729 for the same period in 1998 resulting in a $4,474 increase, or 6%. This increase was primarily due to higher well maintenance costs and production taxes, offset by lower ad valorem taxes.

During this period, G&A increased from $3,247 for the three months ended September 30, 1998 to $5,205 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $7,994 for the three months ended September 30, 1999 compared to $106,881 for the same period in 1998, representing a decrease of $98,887, or 93%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 875 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $56,036 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This increase was due to declines in production costs paid of $40,396 and in G&A expenses paid of $18,016, offset by declines in oil and gas sales receipts of $1,137 and in interest income of $1,239.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $120 received during the nine months ended September 30, 1999 were primarily from equipment credits received on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $96,174 of which $962 was distributed to the managing general partner and $95,212 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $81,188 of which $812 was distributed to the managing general partner and $80,376 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 86-A, LTD.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated: November 12, 1999            By:     /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer