Form 10-Q
period 2000-06-30
PARKER & PARSLEY 86-A LTD
filed 2000-08-10
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                          Commission File No. 33-3353A

                           PARKER & PARSLEY 86-A, LTD.
             (Exact name of Registrant as specified in its charter)


                    Texas                                   75-2124884
  --------------------------------------------         ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1  Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   June 30,     December 31,
                                                     2000           1999
                                                  -----------   -----------
                                                  (Unaudited)
                      ASSETS
Current assets:
  Cash                                            $    68,294     $    76,838
  Accounts receivable - oil and gas sales             114,450          74,543
                                                   ----------      ----------
          Total current assets                        182,744         151,381
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              7,130,961       7,125,711
Accumulated depletion                              (6,696,716)     (6,682,822)
                                                   ----------      ----------
          Net oil and gas properties                  434,245         442,889
                                                   ----------      ----------
                                                  $   616,989     $   594,270
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    24,082     $    19,222

Partners' capital:
  Managing general partner                              4,622           4,444
  Limited partners (10,131 interests)                 588,285         570,604
                                                   ----------      ----------
                                                      592,907         575,048
                                                   ----------      ----------
                                                  $   616,989     $   594,270
                                                   ==========      ==========


  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 196,767   $ 140,014   $ 393,746   $ 233,419
  Interest                            1,681         748       2,821       1,384
  Gain on disposition of assets      18,734         -        28,971         -
                                   --------    --------    --------    --------
                                    217,182     140,762     425,538     234,803
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             86,961      84,182     176,913     162,882
  General and administrative          5,903       4,200      11,812       7,002
  Depletion                           6,831       9,628      13,894      62,361
                                   --------    --------    --------    --------
                                     99,695      98,010     202,619     232,245
                                   --------    --------    --------    --------
Net income                        $ 117,487   $  42,752   $ 222,919   $   2,558
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,175   $     428   $   2,229   $      26
                                   ========    ========    ========    ========
  Limited partners                $ 116,312   $  42,324   $ 220,690   $   2,532
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $   11.48   $    4.18   $   21.78   $     .25
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------

Balance at January 1, 2000            $   4,444     $  570,604     $  575,048

   Distributions                         (2,051)      (203,009)      (205,060)

   Net income                             2,229        220,690        222,919
                                       --------      ---------      ---------

Balance at June 30, 2000              $   4,622     $  588,285     $  592,907
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six months ended
                                                              June 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  222,919    $    2,558
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          13,894        62,361
       Gain on disposition of assets                     (28,971)          -
  Changes in assets and liabilities:
     Accounts receivable                                 (39,907)      (40,102)
     Accounts payable                                      4,860         9,845
                                                       ---------     ---------
          Net cash provided by operating activities      172,795        34,662
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (5,250)          -
  Proceeds from asset dispositions                        28,971            90
                                                       ---------     ---------
          Net cash provided by investing activities       23,721            90
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (205,060)      (30,917)
                                                       ---------     ---------
Net increase (decrease) in cash                           (8,544)        3,835
Cash at beginning of period                               76,838        58,223
                                                       ---------     ---------
Cash at end of period                                 $   68,294    $   62,058
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 69% to $393,746 for the six months ended June 30, 2000 as compared to $233,419 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 9,168 barrels of oil, 6,254 barrels of natural gas liquids ("NGLs") and 26,019 mcf of gas were sold, or 19,759 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 9,862 barrels of oil, 7,595 barrels of NGLs and 33,171 mcf of gas were sold, or 22,986 BOEs.

The average price received per barrel of oil increased $14.41, or 108%, from $13.30 for the six months ended June 30, 1999 to $27.71 for the same period in 2000. The average price received per barrel of NGLs increased $6.84, or 93%, from $7.35 during the six months ended June 30, 1999 to $14.19 for the same period in 2000. The average price received per mcf of gas increased 40% from $1.40 during the six months ended June 30, 1999 to $1.96 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $28,971 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $202,619 for the six months ended June 30, 2000 as compared to $232,245 for the same period in 1999, a decrease of $29,626, or 13%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $176,913 for the six months ended June 30, 2000 and $162,882 for the same period in 1999 resulting in a $14,031 increase, or 9%. This increase was due to higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 69% from $7,002 for the six months ended June 30, 1999 to $11,812 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $13,894 for the six months ended June 30, 2000 compared to $62,361 for the same period in 1999, a decrease of $48,467, or 78%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999 and a decline in oil production of 694 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 41% to $196,767 for the three months ended June 30, 2000 as compared to $140,014 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 4,548 barrels of oil, 2,908 barrels of NGLs and 11,558 mcf of gas were sold, or 9,382 BOEs. For the three months ended June 30, 1999, 4,808 barrels of oil, 4,260 barrels of NGLs and 19,255 mcf of gas were sold, or 12,277 BOEs.

The average price received per barrel of oil increased $13.28, or 90%, from $14.69 for the three months ended June 30, 1999 to $27.97 for the same period in 2000. The average price received per barrel of NGLs increased $5.31, or 58%, from $9.22 during the three months ended June 30, 1999 to $14.53 for the same period in 2000. The average price received per mcf of gas increased 51% from $1.56 during the three months ended June 30, 1999 to $2.36 for the same period in 2000.

Gain on disposition of assets of $18,734 was recognized during the three months ended June 30, 2000 resulting from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $99,695 for the three months ended June 30, 2000 as compared to $98,010 for the same period in 1999, an increase of $1,685, or 2%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $86,961 for the three months ended June 30, 2000 and $84,182 for the same period in 1999 resulting in a $2,779 increase, or 3%. This increase was due to higher production taxes due to higher oil and gas prices, offset by lower well maintenance costs.

During this period, G&A increased, in aggregate, 41% from $4,200 for the three months ended June 30, 1999 to $5,903 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $6,831 for the three months ended June 30, 2000 compared to $9,628 for the same period in 1999, a decrease of $2,797, or 29%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999 and a decline in oil production of 260 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $138,133 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sales receipts of $161,959, offset by increases in operating costs paid of $14,437 and G&A expenses paid of $9,389.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 2000 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $28,971 received during the six months ended June 30, 2000 were due to equipment credits received on two fully depleted wells.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000 cash distributions to the partners were $205,060, of which $2,051 was distributed to the managing general partner and $203,009 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $30,917, of which $309 was distributed to the managing general partner and $30,608 to the limited partners.

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

                                      PARKER & PARSLEY 86-A, LTD.

                                By:   Pioneer Natural Resources USA, Inc.
                                       Managing General Partner





Dated:  August 10, 2000         By:    /s/ Rich Dealy
                                      -------------------------------------
                                      Rich Dealy, Vice President and
                                      Chief Accounting Officer