Form 10-Q
period 2000-09-30
PARKER & PARSLEY 86-A LTD
filed 2000-11-09
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                          Commission File No. 33-3353A


                           PARKER & PARSLEY 86-A, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                            Texas                              75-2124884
          --------------------------------------------   ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                       ASSETS

Current assets:
   Cash                                           $     77,827     $     76,838
   Accounts receivable - oil and gas sales             168,533           74,543
                                                   -----------      -----------
           Total current assets                        246,360          151,381
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              7,129,627        7,125,711
Accumulated depletion                               (6,702,350)      (6,682,822)
                                                   -----------      -----------
           Net oil and gas properties                  427,277          442,889
                                                   -----------      -----------
                                                  $    673,637     $    594,270
                                                   ===========      ===========
      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     28,199     $     19,222

Partners' capital:
   Managing general partner                              5,148            4,444
   Limited partners (10,131 interests)                 640,290          570,604
                                                   -----------      -----------
                                                       645,438          575,048
                                                   -----------      -----------
                                                  $    673,637     $    594,270
                                                   ===========      ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended         Nine months ended
                                        September 30,              September 30,
                                   ----------------------    ----------------------
                                      2000         1999         2000         1999
                                   ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                     $ 280,167    $ 173,469    $ 673,913    $ 406,888
   Interest                            1,965        1,105        4,786        2,489
   Gain on disposition of assets       1,856          -         30,827          -
                                    --------     --------     --------     --------
                                     283,988      174,574      709,526      409,377
                                    --------     --------     --------     --------
Costs and expenses:
   Oil and gas production             89,063       76,203      265,976      239,085
   General and administrative          8,405        5,205       20,217       12,207
   Depletion                           5,634        7,994       19,528       70,355
                                    --------     --------     --------     --------
                                     103,102       89,402      305,721      321,647
                                    --------     --------     --------     --------
Net income                         $ 180,886    $  85,172    $ 403,805    $  87,730
                                    ========     ========     ========     ========
Allocation of net income:
   Managing general partner        $   1,809    $     851    $   4,038    $     877
                                    ========     ========     ========     ========
   Limited partners                $ 179,077    $  84,321    $ 399,767    $  86,853
                                    ========     ========     ========     ========
Net income per limited
   partnership interest            $   17.68    $    8.32    $   39.46    $    8.57
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ---------     ----------     ----------


Balance at January 1, 2000             $   4,444     $  570,604     $  575,048

   Distributions                          (3,334)      (330,081)      (333,415)

   Net income                              4,038        399,767        403,805
                                        --------      ---------      ---------

Balance at September 30, 2000          $   5,148     $  640,290     $  645,438
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
    Net income                                        $  403,805    $   87,730
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                        19,528        70,355
         Gain on disposition of assets                   (30,827)          -
   Changes in assets and liabilities:
      Accounts receivable                                (93,990)      (65,779)
      Accounts payable                                     8,977         8,856
                                                       ---------     ---------
         Net cash provided by operating activities       307,493       101,162
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (3,916)         (706)
   Proceeds from asset dispositions                       30,827           120
                                                       ---------     ---------
         Net cash provided by (used in) investing
           activities                                     26,911          (586)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (333,415)      (96,174)
                                                       ---------     ---------
Net increase in cash                                         989         4,402
Cash at beginning of period                               76,838        58,223
                                                       ---------     ---------
Cash at end of period                                 $   77,827    $   62,625
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 66% to $673,913 for the nine months ended September 30, 2000 as compared to $406,888 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the nine months ended September 30, 2000, 12,982 barrels of oil, 11,853 barrels of natural gas liquids ("NGLs") and 48,604 mcf of gas were sold, or 32,936 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 14,384 barrels of oil, 12,143 barrels of NGLs and 52,746 mcf of gas were sold, or 35,318 BOEs.

The average price received per barrel of oil increased $13.48, or 89%, from $15.15 for the nine months ended September 30, 1999 to $28.63 for the same period in 2000. The average price received per barrel of NGLs increased $6.44, or 73%, from $8.79 during the nine months ended September 30, 1999 to $15.23 for the same period in 2000. The average price received per mcf of gas increased 61% from $1.56 for the nine months ended September 30, 1999 to $2.51 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $30,827 was recognized during the nine months ended September 30, 2000 resulting from equipment credits on two wells.

Costs and Expenses:

Total costs and expenses decreased to $305,721 for the nine months ended September 30, 2000 as compared to $321,647 for the same period in 1999, a decrease of $15,926, or 5%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $265,976 for the nine months ended September 30, 2000 and $239,085 for the same period in 1999 resulting in a $26,891 increase, or 11%. This increase was primarily due to higher production taxes of $23,134 associated with higher oil and gas prices and additional well maintenance costs of $2,129 incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 66% from $12,207 for the nine months ended September 30, 1999 to $20,217 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $19,528 for the nine months ended September 30, 2000 compared to $70,355 for the same period in 1999, representing a decrease of $50,827, or 72%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999 and a decline in oil production of 1,402 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 62% to $280,167 for the three months ended September 30, 2000 as compared to $173,469 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 3,814 barrels of oil, 5,599 barrels of NGLs and 22,585 mcf of gas were sold, or 13,177 BOEs. For the three months ended September 30, 1999, 4,522 barrels of oil, 4,548 barrels of NGLs and 19,575 mcf of gas were sold, or 12,333 BOEs.

The average price received per barrel of oil increased $11.62, or 61%, from $19.20 for the three months ended September 30, 1999 to $30.82 for the same period in 2000. The average price received per barrel of NGLs increased $5.21, or 47%, from $11.18 during the three months ended September 30, 1999 to $16.39 for the same period in 2000. The average price received per mcf of gas increased 72% from $1.83 for the three months ended September 30, 1999 to $3.14 for the same period in 2000.

Gain on disposition of assets of $1,856 was recognized during the three months ended September 30, 2000 resulting from equipment credits on one well.

Costs and Expenses:

Total costs and expenses increased to $103,102 for the three months ended September 30, 2000 as compared to $89,402 for the same period in 1999, an increase of $13,700, or 15%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $89,063 for the three months ended September 30, 2000 and $76,203 for the same period in 1999 resulting in a $12,860 increase, or 17%. This increase was primarily due to higher production taxes of $12,087 associated with higher oil and gas prices, offset by a decline in well maintenance costs of $1,357.

During this period, G&A increased, in aggregate, 61% from $5,205 for the three months ended September 30, 1999 to $8,405 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $5,634 for the three months ended September 30, 2000 compared to $7,994 for the same period in 1999, representing a decrease of $2,360, or 30%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999 and a decline in oil production of 708 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $206,331 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $241,111, offset by increases in production costs paid of $30,859 and G&A expenses paid of $3,921.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $30,827 received during the nine months ended September 30, 2000 were due to equipment credits received on two wells. Proceeds of $120 were recognized during the same period in 1999 primarily from equipment credits received on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $333,415, of which $3,334 was distributed to the managing general partner and $330,081 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $96,174, of which $962 was distributed to the managing general partner and $95,212 to the limited partners.

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


                                          PARKER & PARSLEY 86-A, LTD.

                                   By:    Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner




Dated: November 9, 2000            By:     /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer