Form 10-Q
period 2001-03-31
PARKER & PARSLEY 86-A LTD
filed 2001-05-08
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                          Commission File No. 33-3353A


                           PARKER & PARSLEY 86-A, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                               75-2124884
           --------------------------------           ---------------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000.......................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001.....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................    9

           Signatures.................................................   10

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                     March 31,      December 31,
                                                       2001            2000
                                                    -----------     -----------
                                                    (Unaudited)

                       ASSETS

Current assets:
   Cash                                             $    47,205     $    46,169
   Accounts receivable - oil and gas sales               76,358         150,881
                                                     ----------      ----------
          Total current assets                          123,563         197,050
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               7,132,242       7,132,242
Accumulated depletion                                (6,728,128)     (6,721,529)
                                                     ----------      ----------
          Net oil and gas properties                    404,114         410,713
                                                     ----------      ----------
                                                    $   527,677     $   607,763
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    14,635     $    12,398

Partners' capital:
   Managing general partner                               3,823           4,647
   Limited partners (10,131 interests)                  509,219         590,718
                                                     ----------      ----------
                                                        513,042         595,365
                                                     ----------      ----------
                                                    $   527,677     $   607,763
                                                     ==========      ==========




  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three months ended
                                                             March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

Revenues:
   Oil and gas                                        $  219,518     $  196,979
   Interest                                                1,816          1,140
   Gain on disposition of assets                             -           10,237
                                                       ---------      ---------
                                                         221,334        208,356
                                                       ---------      ---------
Costs and expenses:
   Oil and gas production                                101,139         89,952
   General and administrative                              4,249          5,909
   Depletion                                               6,599          7,063
                                                       ---------      ---------
                                                         111,987        102,924
                                                       ---------      ---------
Net income                                            $  109,347     $  105,432
                                                       =========      =========
Allocation of net income:
   Managing general partner                           $    1,093     $    1,054
                                                       =========      =========
   Limited partners                                   $  108,254     $  104,378
                                                       =========      =========
Net income per limited partnership interest           $    10.69     $    10.30
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ---------     ----------     ----------


Balance at January 1, 2001              $   4,647     $  590,718     $  595,365

   Distributions                           (1,917)      (189,753)      (191,670)

   Net income                               1,093        108,254        109,347
                                         --------      ---------      ---------

Balance at March 31, 2001               $   3,823     $  509,219     $  513,042
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------

Cash flows from operating activities:
  Net income                                          $  109,347    $  105,432
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           6,599         7,063
       Gain on disposition of assets                         -         (10,237)
  Changes in assets and liabilities:
     Accounts receivable                                  74,523       (17,195)
     Accounts payable                                      2,237         2,642
                                                       ---------     ---------
        Net cash provided by operating activities        192,706        87,705
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                        -            (658)
  Proceeds from disposition of assets                        -          10,237
                                                       ---------     ---------
        Net cash provided by investing activities            -           9,579
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (191,670)      (88,643)
                                                       ---------     ---------
Net increase in cash                                       1,036         8,641
Cash at beginning of period                               46,169        76,838
                                                       ---------     ---------
Cash at end of period                                 $   47,205    $   85,479
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 11% to $219,518 for the three months ended March 31, 2001 as compared to $196,979 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2001, 3,970 barrels of oil, 2,382 barrels of natural gas liquids ("NGLs") and 10,876 mcf of gas were sold, or 8,165 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 4,620 barrels of oil, 3,346 barrels of NGLs and 14,461 mcf of gas were sold, or 10,376 BOEs.

The average price received per barrel of oil increased $.74, or 3%, from $27.46 for the three months ended March 31, 2000 to $28.20 for the same period in 2001. The average price received per barrel of NGLs increased $4.94, or 36%, from $13.90 for the three months ended March 31, 2000 to $18.84 for the same period in 2001. The average price received per mcf of gas increased 253% from $1.63 during the three months ended March 31, 2000 to $5.76 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gain on disposition of assets of $10,237 was recognized during the three months ended March 31, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $111,987 for the three months ended March 31, 2001 as compared to $102,924 for the same period in 2000, an increase of $9,063, or 9%. This increase was primarily due to an increase in production costs, offset by decreases in general and administrative expenses ("G&A") and depletion.

Production costs were $101,139 for the three months ended March 31, 2001 and $89,952 for the same period in 2000 resulting in an $11,187 increase, or 12%. This increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A decreased 28% from $5,909 for the three months ended March 31, 2000 to $4,249 for the same period in 2001. The decrease is attributable to the Partnership being credited for an over allocation of $2,337 by the managing general partner for personnel and administrative costs for the year ended December 31, 2000.

Depletion was $6,599 for the three months ended March 31, 2001 as compared to $7,063 for the same period in 2000, a decrease of $464, or 7%. This decrease was primarily due to a decline in oil production of 650 barrels for the period ended March 31, 2001 as compared to the same period ended March 31, 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $105,001 during the three months ended March 31, 2001 from the same period in 2000. The increase was due to an increase of $23,215 in oil and gas sales receipts and reductions of $91,313 in working capital and $1,660 in G&A expenses, offset by an increase in production costs of $11,187. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $80,372 to oil and gas receipts, offset by $57,157 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and an increase in production taxes associated with higher oil and gas prices.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the three months ended March 31, 2000 were related to equipment upgrades on active properties.

Proceeds from disposition of assets of $10,237 during the three months ended March 31, 2000 resulted from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $191,670, of which $1,917 was distributed to the managing general partner and $189,753 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $88,643, of which $886 was distributed to the managing general partner and $87,757 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                             PARKER & PARSLEY 86-A, LTD.


                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 8, 2001                By:      /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer