Form 10-Q
period 2001-06-30
PARKER & PARSLEY 86-A LTD
filed 2001-08-06
CIK 789789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                          Commission File No. 33-3353A


                           PARKER & PARSLEY 86-A, LTD.
             (Exact name of Registrant as specified in its charter)


                           Texas                              75-2124884
         --------------------------------------------   ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)           Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
     -------------------------------------------------       ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000........................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           Signatures..................................................   12

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                    -----------    -----------
                                                    (Unaudited)
                      ASSETS
Current assets:
  Cash                                              $    72,545    $    46,169
  Accounts receivable - oil and gas sales               108,397        150,881
                                                     ----------     ----------
          Total current assets                          180,942        197,050
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                7,132,242      7,132,242
Accumulated depletion                                (6,734,886)    (6,721,529)
                                                     ----------     ----------
          Net oil and gas properties                    397,356        410,713
                                                     ----------     ----------
                                                    $   578,298    $   607,763
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    20,057    $    12,398

Partners' capital:
  Managing general partner                                4,275          4,647
  Limited partners (10,131 interests)                   553,966        590,718
                                                     ----------     ----------
                                                        558,241        595,365
                                                     ----------     ----------
                                                    $   578,298    $   607,763
                                                     ==========     ==========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three months ended         Six months ended
                                               June 30,                  June 30,
                                        ----------------------    ----------------------
                                           2001        2000          2001         2000
                                        ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                           $ 190,561    $ 196,767    $ 410,079    $ 393,746
  Interest                                    782        1,681        2,598        2,821
  Gain on disposition of assets               -         18,734          -         28,971
                                         --------     --------     --------     --------
                                          191,343      217,182      412,677      425,538
                                         --------     --------     --------     --------
Costs and expenses:
  Oil and gas production                  133,669       86,961      234,808      176,913
  General and administrative                5,717        5,903        9,966       11,812
  Depletion                                 6,758        6,831       13,357       13,894
                                         --------     --------     --------     --------
                                          146,144       99,695      258,131      202,619
                                         --------     --------     --------     --------
Net income                              $  45,199    $ 117,487    $ 154,546    $ 222,919
                                         ========     ========     ========     ========
Allocation of net income:
  Managing general partner              $     452    $   1,175    $   1,545    $   2,229
                                         ========     ========     ========     ========
  Limited partners                      $  44,747    $ 116,312    $ 153,001    $ 220,690
                                         ========     ========     ========     ========
Net income per limited partnership
  interest                              $    4.41    $   11.48    $   15.10    $   21.78
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                      ---------     ----------     ----------


Balance at January 1, 2001            $   4,647     $  590,718     $  595,365


   Distributions                         (1,917)      (189,753)      (191,670)

   Net income                             1,545        153,001        154,546
                                       --------      ---------      ---------

Balance at June 30, 2001              $   4,275     $  553,966     $  558,241
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  154,546    $  222,919
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          13,357        13,894
       Gain on disposition of assets                         -         (28,971)
  Changes in assets and liabilities:
     Accounts receivable                                  42,484       (39,907)
     Accounts payable                                      7,659         4,860
                                                       ---------     ---------
          Net cash provided by operating activities      218,046       172,795
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                        -          (5,250)
  Proceeds from asset dispositions                           -          28,971
                                                       ---------     ---------
          Net cash provided by investing activities          -          23,721
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (191,670)     (205,060)
                                                       ---------     ---------
Net increase (decrease) in cash                           26,376        (8,544)
Cash at beginning of period                               46,169        76,838
                                                       ---------     ---------
Cash at end of period                                 $   72,545    $   68,294
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

                           PARKER & PARSLEY 86-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-A, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 4% to $410,079 for the six months ended June 30, 2001 as compared to $393,746 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 8,359 barrels of oil, 4,940 barrels of natural gas liquids ("NGLs") and 20,166 mcf of gas were sold, or 16,660 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 9,168 barrels of oil, 6,254 barrels of NGLs and 26,019 mcf of gas were sold, or 19,759 BOEs.

The average price received per barrel of oil increased slightly from $27.71 for the six months ended June 30, 2000 to $27.73 for the same period in 2001. The average price received per barrel of NGLs increased $2.56, or 18%, from $14.19 during the six months ended June 30, 2000 to $16.75 for the same period in 2001. The average price received per mcf of gas increased 142% from $1.96 during the six months ended June 30, 2000 to $4.74 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

A gain on disposition of assets of $28,971 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $258,131 for the six months ended June 30, 2001 as compared to $202,619 for the same period in 2000, an increase of $55,512, or 27%. This increase was due to an increase in production costs, offset by declines in general and administrative expenses ("G&A") and depletion.

Production costs were $234,808 for the six months ended June 30, 2001 and $176,913 for the same period in 2000 resulting in a $57,895 increase, or 33%. This increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 16% from $11,812 for the six months ended June 30, 2000 to $9,966 for the same period in 2001. The decrease is primarily attributable to a decline in audit and tax fees.

Depletion was $13,357 for the six months ended June 30, 2001 as compared to $13,894 for the same period in 2000, a decrease of $537, or 4%. This decrease was primarily due to a decline in oil production of 809 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 3% to $190,561 for the three months ended June 30, 2001 as compared to $196,767 for the same period in 2000. The decrease in revenues resulted from a decrease in production and lower average prices received for oil, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 4,389 barrels of oil, 2,558 barrels of NGLs and 9,290 mcf of gas were sold, or 8,495 BOEs. For the three months ended June 30, 2000, 4,548 barrels of oil, 2,908 barrels of NGLs and 11,558 mcf of gas were sold, or 9,382 BOEs.

The average price received per barrel of oil decreased $.67, or 2%, from $27.97 for the three months ended June 30, 2000 to $27.30 for the same period in 2001. The average price received per barrel of NGLs increased $.27, or 2%, from $14.53 during the three months ended June 30, 2000 to $14.80 for the same period in 2001. The average price received per mcf of gas increased 50% from $2.36 during the three months ended June 30, 2000 to $3.54 for the same period in 2001.

Gain on disposition of assets of $18,734 was recognized during the three months ended June 30, 2000 resulting from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $146,144 for the three months ended June 30, 2001 as compared to $99,695 for the same period in 2000, an increase of $46,449, or 47%. This increase was due to an increase in production costs, offset by declines in G&A and depletion.

Production costs were $133,669 for the three months ended June 30, 2001 and $86,961 for the same period in 2000 resulting in a $46,708 increase, or 54%. This increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

During this period, G&A decreased 3% from $5,903 for the three months ended June 30, 2000 to $5,717 for the same period in 2001. The decrease is primarily attributable to a decline in audit and tax fees.

Depletion was $6,758 for the three months ended June 30, 2001 as compared to $6,831 for the same period in 2000, a decrease of $73, or 1%. This decrease was primarily due to a decline in oil production of 159 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $45,251 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to an increase of $16,110 in oil and gas sales receipts and reductions of $85,190 in working capital and $1,846 in G&A expenses, offset by an increase of $57,895 in production costs. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $88,287 to oil and gas receipts, offset by $72,177 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production. The decrease in G&A was primarily due to a decline in audit and tax fees.

Net Cash Provided by Investing Activities

The Partnership's  principal investing  activities for the six months ended June
30,  2000  included   expenditures  related  to  equipment  upgrades  on  active properties.

Proceeds from asset dispositions of $28,971 received during the six months ended June 30, 2000 were due to equipment credits received on two fully depleted wells.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $191,670, of which $1,917 was distributed to the managing general partner and $189,753 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $205,060, of which $2,051 was distributed to the managing general partner and $203,009 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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

                                        PARKER & PARSLEY 86-A, LTD.

                                  By:   Pioneer Natural Resources USA, Inc.
                                         Managing General Partner





Dated:  August 6, 2001            By:    /s/ Rich Dealy
                                        ----------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer